Form 10-Q
period 2022-03-31
Perception Capital Corp. II
filed 2022-05-16
CIK 1844149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

315 Lake Street East, Suite 301

Wayzata, MN 55391

(Address of principal executive offices and zip code)

(952) 456-5300

(Registrant’s telephone number, including area code)

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

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of December 31, 2021, was approximately $230,460,000.

As of May 13, 2022, there were 23,000,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of the registrant's Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PERCEPTION CAPITAL CORP. II

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		3

Item 1.	CONDENSED FINANCIAL STATEMENTS	3

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	3

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 21, 2021 (inception) through March 31, 2021 (unaudited)	4

	Condensed Statements of Changes in Shareholders' (Deficit) Equity for the three months ended March 31, 2022 and for the period from January 21, 2021 (inception) through March 31, 2021 (unaudited)	5

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 21, 2021 (inception) through March 31, 2021 (unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

Item 4.	CONTROLS AND PROCEDURES	23

PART II - OTHER INFORMATION		25

Item 1.	LEGAL PROCEEDINGS	25

Item 1A.	RISK FACTORS	25

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

Item 3.	DEFAULTS UPON SENIOR SECURITIES	26

Item 4.	MINE SAFETY DISCLOSURES	26

Item 5.	OTHER INFORMATION	26

Item 6.	EXHIBITS	27

SIGNATURES		28

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PERCEPTION CAPITAL CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$530,707	$818,833
Prepaid expenses - current	379,830	342,364
Total current assets	910,537	1,161,197
Prepaid expenses - noncurrent	24,584	107,084
Investments held in Trust Account	233,470,944	233,452,747
Total Assets	$234,406,065	$234,721,028

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$22,340	$10,035
Accounts payable - related party	—	49,182
Accrued expenses	319,938	126,644
Accrued expenses - related party	25,799	—
Accrued offering costs	224,235	231,235
Total current liabilities	592,312	417,096
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	$8,642,312	$8,467,096

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.15 per share	233,450,000	233,450,000
Shareholders' Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,686,822)	(7,196,643)
Total Shareholders' Deficit	(7,686,247)	(7,196,068)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$234,406,065	$234,721,028

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTION CAPITAL CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from January 21, 2021 (Inception) Through March 31, 2021
Operating and formation costs	$508,376	$5,500
Loss from operations	(508,376)	(5,500)
Interest and dividend income on investments held in Trust Account	18,197	—
Net loss	$(490,179)	$(5,500)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.02)	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)(2)	5,750,000	5,000,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.02)	$(0.00)

(1) Excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter for the period from January 21, 2021 (inception) through March 31, 2021. The underwriters exercised their over-allotment option in full on November 1, 2021; thus, no ordinary shares remain subject to forfeiture (see Note 5).

(2) In August 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share surrender (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTION CAPITAL CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - December 31, 2021 (Audited)	—	$—	5,750,000	$575	$—	$(7,196,643)	$(7,196,068)
Net loss	—	—	—	—	—	(490,179)	(490,179)
Balance - March 31, 2022 (Unaudited)	—	$—	5,750,000	$575	$—	$(7,686,822)	$(7,686,247)

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance - January 21, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)(2)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(5,500)	(5,500)
Balance - March 31, 2021 (Unaudited)	—	$—	5,750,000	$575	$24,425	$(5,500)	$19,500

(1) Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. The underwriters exercised their over-allotment option in full on November 1, 2021; thus, no ordinary shares remain subject to forfeiture (see Note 5).

(2) In August 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share surrender (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTION CAPITAL CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from January 21, 2021 (Inception) Through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(490,179)	$(5,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(18,197)	—
Changes in operating assets and liabilities:
Prepaid expenses	45,034	—
Accounts payable	12,305	—
Accounts payable - related party	(49,182)	—
Accrued expenses	193,294	5,500
Accrued expenses - related party	25,799	—
Net cash used in operating activities	(281,126)	—
Cash Flows from Financing Activities:
Payment of offering costs	(7,000)	—
Net cash used in financing activities	(7,000)	—
Net Change in Cash	(288,126)	—
Cash - Beginning of period	818,833	—
Cash - End of period	$530,707	$—
Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$25,000
Proceeds on promissory note - related party used to pay deferred offering costs	$—	$67,656
Deferred offering costs included in accrued offering costs	$—	$177,593

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through March 31, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and dividends from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, an amount of $233,450,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share, plus any pro rata interest and dividends earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity ("ASC 480").

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

The Company will have until 12 months (November 1, 2022) (or up to 18 months if the Sponsor exercises its extension options) from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern

As of March 31, 2022, the Company had $530,707 in cash held outside of the Trust Account and working capital of $318,225.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds made available to the Company under Working Capital Loans (as defined in Note 5). While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period (including any extended

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

period of time as described above). The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 15, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $233,470,944 and $233,452,747 in investments held in the Trust Account as of March 31, 2022 and December 31, 2021, respectively.

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

Ordinary Shares Subject to Possible Redemption

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified as temporary equity on the condensed balance sheet.

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

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

an aggregate of 21,550,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Period from January 21, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(392,143)	$(98,036)	—	(5,500)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	—	5,000,000
Basic and diluted net loss per share	$(0.02)	$(0.02)	$—	$(0.00)

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

See Note 8 for additional information on assets measured at fair value.

Share-Based Compensation

The Company complies with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”) regarding Founder Shares transferred by the Sponsor to directors of the Company (see Note 5). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on October 27, 2021. On November 1, 2021, the Company consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriters' over-allotment option in full, generating gross proceeds of $230,000,000. Each Unit consisted of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest times the grant date fair value per share of $2.08 (or a total of $187,489) (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Promissory Note - Related Party

On January 25, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $223,765 was repaid at the closing of the Initial Public Offering on November 1, 2021. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, $30,000 of administrative support expenses were incurred and no amounts were owed as of March 31, 2022. As of December 31, 2021, $20,000 related to this agreement was recorded in accounts payable - related party.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of March 31, 2022 and December 31, 2021.

Accrued Expenses - Related Party

The Company's Sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. For the three months ended March 31, 2022, $47,652 of such expenses were incurred and $25,799 was recorded in accrued expenses - related party as of March 31, 2022. During the period from January 21, 2021 (inception) through March 31, 2021 there were no such expenses incurred. As of December 31, 2021, $49,182 of such expenses were recorded in accounts payable - related party.

NOTE 6. COMMITMENTS & CONTINGENCIES

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7. SHAREHOLDERS' (DEFICIT) EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were  23,000,000 Class A ordinary shares issued and outstanding, including 23,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$233,470,944	$233,470,944	$—	$—

December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$233,452,747	$233,452,747	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Perception Capital Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Perception Capital Partners II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on January 21, 2021 formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination pursuant to the forward purchase agreements (or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from January 21, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for our initial public offering described below, and, since the closing of our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income and dividends on investments held in our trust account after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $490,179, which resulted from operating and formation costs of $508,376, partially offset by interest and dividend income on investments in trust account of $18,197.

For the period from January 21, 2021 (inception) through March 31, 2021, we had a net loss of $5,500 which resulted from operating and formation costs of $5,500.

Liquidity, Going Concern and Capital Resources

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

For the three months ended March 31, 2022, net cash used in operating activities was $281,126 which was due to our net loss of $490,179 and interest and dividend income on investments held in trust account of $18,197, partially offset by changes in working capital of $227,250.

For the period from January 21, 2021 (inception) through March 31, 2021, net cash used in operating activities was $0, which was due to our net loss of $5,500, offset by changes in working capital of $5,500.

For the three months ended March 31, 2022, net cash used in financing activities was $7,000, which was due to the payment of $7,000 for offering costs associated with the initial public offering.

As of March 31, 2022, we had cash of $530,707 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Subsequent to the consummation of our initial public offering, our liquidity will be satisfied through the net proceeds from the private placement held outside of the trust account and proceeds made available to us under working capital loans. While we expect to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary.

We will have until November 1, 2022 to complete our initial business combination. If we anticipate that we may not be able to consummate our initial business combination by November 1, 2022, our sponsor may cause us to extend the available time to consummate our initial business combination by three months. In order to exercise the extension option, our sponsor must deposit into the trust account $0.10 per share (a total of $2,300,000) on or prior to the date of the applicable deadline. The sponsor may exercise the extension option up to two times, allowing for up to an additional six months (extending the deadline to May 1, 2023) to complete our initial business combination (as so extended, the “Combination Period”). If our initial business combination is not consummated by November 1, 2022 and an extension has not been effected as described above, there will be a mandatory liquidation and subsequent dissolution of the Company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. There is no assurance that our plans to raise additional capital (to the extent ultimately necessary) or to consummate our initial business combination will be successful or successful within the Combination Period (including any extended period of time as described above). The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

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

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The public warrants and private placement warrants are equity classified.

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

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks included below or described in the Company’s annual report on Form 10-K as filed with the SEC on April 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as described below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K as filed with the SEC on April 15, 2022.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

In connection with our initial public offering, we incurred offering costs of approximately $13,507,794 (including deferred underwriting commissions of approximately $8,050,000). Other incurred offering costs consisted principally of preparation fees related to our initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and our initial public offering expenses $233,450,000 of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.15 per unit sold in our initial public offering) was placed in the Trust Account. The net proceeds of our initial public offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from our initial public offering and sale of private placement warrants as is described in the Company’s final prospectus related to our initial public offering as filed with the SEC on October 29, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perception Capital Corp. II

Date: May 16, 2022	By:	/s/ Rick Gaenzle
Rick Gaenzle
Chief Executive Officer

Perception Capital Corp. II

Date: May 16, 2022	By:	/s/ Corey Campbell
Corey Campbell
Chief Financial Officer