Form 10-Q
period 2022-06-30
Perception Capital Corp. II
filed 2022-08-15
CIK 1844149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 23,000,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of the registrant's Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PERCEPTION CAPITAL CORP. II

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		3

Item 1.	CONDENSED FINANCIAL STATEMENTS	3

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	3

	Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from January 21, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Condensed Statements of Changes in Shareholders' Equity (Deficit) for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from January 21, 2021 (inception) through June 30, 2021 (Unaudited)	5

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 21, 2021 (inception) through June 30, 2021 (Unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

Item 4.	CONTROLS AND PROCEDURES	24

PART II - OTHER INFORMATION		25

Item 1.	LEGAL PROCEEDINGS	25

Item 1A.	RISK FACTORS	25

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

Item 3.	DEFAULTS UPON SENIOR SECURITIES	27

Item 4.	MINE SAFETY DISCLOSURES	27

Item 5.	OTHER INFORMATION	27

Item 6.	EXHIBITS	28

SIGNATURES		29

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PERCEPTION CAPITAL CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$403,375	$818,833
Prepaid expenses - current	301,929	342,364
Total current assets	705,304	1,161,197
Prepaid expenses - noncurrent	—	107,084
Investments held in Trust Account	233,796,790	233,452,747
Total Assets	$234,502,094	$234,721,028
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$2,902	$10,035
Accounts payable - related party	102,103	49,182
Accrued expenses	406,854	126,644
Accrued offering costs	224,235	231,235
Total current liabilities	736,094	417,096
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	8,786,094	8,467,096
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.15 per share	233,696,790	233,450,000
Shareholders' Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,981,365)	(7,196,643)
Total Shareholders' Deficit	(7,980,790)	(7,196,068)
Total Liabilities and Shareholders' Deficit	$234,502,094	$234,721,028

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTION CAPITAL CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Period from January 21, 2021 (Inception) Through June 30, 2021
Operating and formation costs	$373,599	$—	$881,975	$5,500
Loss from operations	(373,599)	—	(881,975)	(5,500)
Interest income on investments held in Trust Account	325,846	—	344,043	—
Net loss	$(47,753)	$—	$(537,932)	$(5,500)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	—	23,000,000	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$—	$(0.02)	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)(2)	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$0.00	$(0.02)	$(0.00)

(1) Excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter for the three months ended June 30, 2021 and for the period from January 21, 2021 (inception) through June 30, 2021. The underwriters exercised their over-allotment option in full on November 1, 2021; thus, no ordinary shares remain subject to forfeiture (see Note 6).

(2) In August 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share surrender (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTION CAPITAL CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	5,750,000	$575	—	$(7,196,643)	$(7,196,068)
Net loss	—	—	—	—	—	(490,179)	(490,179)
Balance - March 31, 2022	—	—	5,750,000	575	—	(7,686,822)	(7,686,247)
Net loss	—	—	—	—	—	(47,753)	(47,753)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(246,790)	(246,790)
Balance - June 30, 2022	—	$—	5,750,000	$575	—	$(7,981,365)	$(7,980,790)

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance - January 21, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)(2)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(5,500)	(5,500)
Balance - March 31, 2021	—	—	5,750,000	575	24,425	(5,500)	19,500
Net loss	—	—	—	—	—	—	—
Balance - June 30, 2021	—	$—	5,750,000	$575	$24,425	$(5,500)	$19,500

(1) Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. The underwriters exercised their over-allotment option in full on November 1, 2021; thus, no ordinary shares remain subject to forfeiture (see Note 6).

(2) In August 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share surrender (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTION CAPITAL CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from January 21, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(537,932)	$(5,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(344,043)	—
Changes in operating assets and liabilities:
Prepaid expenses	147,519	—
Accounts payable	(7,133)	—
Accounts payable - related party	52,921	—
Accrued expenses	280,210	5,500
Net cash used in operating activities	(408,458)	—
Cash Flows from Financing Activities:
Payment of offering costs	(7,000)	—
Net cash used in financing activities	(7,000)	—
Net Change in Cash	(415,458)	—
Cash - Beginning of period	818,833	—
Cash - End of period	$403,375	$—
Supplemental disclosures of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	$246,790	$—
Deferred offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$300,467
Proceeds on promissory note - related party used to pay deferred offering costs	$—	$141,166

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through June 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity ("ASC 480").

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Going Concern

As of June 30, 2022, the Company had $403,375 in cash held outside of the Trust Account and working capital deficit of $30,790. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds made available to the Company under Working Capital Loans (as defined in Note 5). While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary.

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 15, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. The Company has elected to implement the aforementioned exemptions.

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. The Company had $233,796,790 and $233,452,747 in investments held in the Trust Account as of June 30, 2022 and December 31, 2021, respectively.

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified as temporary equity on the condensed balance sheet.

Under ASC 480, the Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2022 increased as the income earned on the Trust Account exceeds $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $246,790 during the three and six months ended June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,637,000)
Issuance costs allocated to Class A ordinary shares	(12,907,420)
Plus:
Accretion of carrying value to redemption value	25,994,420
Class A ordinary shares subject to possible redemption as of December 31, 2021	233,450,000
Plus:
Remeasurement of carrying value to redemption value	246,790
Class A common stock subject to possible redemption as of June 30, 2022	$233,696,790

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the period from January 21, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(38,202)	$(9,551)	$—	$—	$(430,346)	$(107,586)	$—	$(5,500)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	—	5,000,000	23,000,000	5,750,000	—	5,000,000
Basic and diluted net loss per share	$(0.00)	$(0.00)	$—	$0.00	$(0.02)	$(0.02)	$—	$(0.00)

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Promissory Note - Related Party

On January 25, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $223,765 was repaid at the closing of the Initial Public Offering on November 1, 2021. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, $30,000 and $60,000, respectively, of administrative support expenses were incurred and paid. During the three months ended June 30, 2021 and the period from January 21, 2021 (inception) through June 30, 2021 there were no expenses incurred related to the agreement. As of December 31, 2021, $20,000 related to this agreement was recorded in accounts payable - related party.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of June 30, 2022 and December 31, 2021.

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Reimbursed Expenses - Related Party

The Company's Sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. For the three and six months ended June 30, 2022, $102,103 and $149,755 of such expenses were incurred, respectively. As of June 30, 2022, $102,103 was recorded in accounts payable - related party. For the three months ended June 30, 2021 and for the period from January 21, 2021 (inception) through June 30, 2021 there were no such expenses incurred. As of December 31, 2021, $49,182 of such expenses were recorded in accounts payable - related party.

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

NOTE 7. SHAREHOLDERS' (DEFICIT) EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021 there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were  23,000,000 Class A ordinary shares issued and outstanding, including 23,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

On January 25, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 Class B ordinary shares. In August 2021, the Sponsor surrendered 1,437,500

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$233,796,790	$233,796,790	$—	$—

December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$233,452,747	$233,452,747	$—	$—

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from January 21, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for our initial public offering described below, and, since the closing of our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account (the “Trust Account”) after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net a loss of $47,753, which resulted from interest income on investments held in the Trust Account of $325,846, offset in part by operating and formation costs of $373,599.

For the three months ended June 30, 2021, we had no net income or loss.

For the six months ended June 30, 2022, we had a net loss of $537,932 which primarily resulted from operating and formation costs of $881,975, offset in part by interest income on investments held in the Trust Account of $344,043.

For the period from January 21, 2021 (inception) through June 30, 2021, we had net loss of $5,500, which resulted entirely from operating and formation costs.

Liquidity, Going Concern and Capital Resources

The registration statement for our initial public offering was declared effective on October 27, 2021. On November 1, 2021, we consummated our initial public offering of 23,000,000 units, (the “units” and, with respect to the Class A ordinary shares included in the units sold, the “public shares”), including 3,000,000 units issued pursuant to the exercise of the underwriters' over-allotment option in full, generating gross proceeds of $230,000,000.

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

For the six months ended June 30, 2022, net cash used in operating activities was $408,458 which was due to our net loss of $537,932 and interest income on investments held in Trust Account of $344,043, offset in part by changes in working capital of $473,517.

For the period from January 21, 2021 (inception) through June 30, 2021, net cash used in operating activities was $0, which was due to our net loss of $5,500, offset by changes in working capital of $5,500.

For the six months ended June 30, 2022 and for the period from January 21, 2021 (inception) through June 30, 2021, there were no cash flows from investing activities.

For the six months ended June 30, 2022, net cash used in financing activities was $7,000, which was due to the payment of $7,000 for offering costs associated with the initial public offering.

For the period from January 21, 2021 (inception) through June 30, 2021 there no cash flows from financing activities.

As of June 30, 2022, we had cash of $403,375 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perception Capital Corp. II

Date: August 12, 2022	By:	/s/ Rick Gaenzle
Rick Gaenzle
Chief Executive Officer

Perception Capital Corp. II

Date: August 12, 2022	By:	/s/ Corey Campbell
Corey Campbell
Chief Financial Officer