Form 10-Q
period 2022-09-30
Perception Capital Corp. II
filed 2022-11-14
CIK 1844149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 23,000,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of the registrant's Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PERCEPTION CAPITAL CORP. II

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		3

Item 1.	CONDENSED FINANCIAL STATEMENTS	3

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from January 21, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Condensed Statements of Changes in Shareholders' Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from January 21, 2021 (inception) through September 30, 2021 (Unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 21, 2021 (inception) through September 30, 2021 (Unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

Item 4.	CONTROLS AND PROCEDURES	25

PART II - OTHER INFORMATION		26

Item 1.	LEGAL PROCEEDINGS	26

Item 1A.	RISK FACTORS	26

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

Item 3.	DEFAULTS UPON SENIOR SECURITIES	28

Item 4.	MINE SAFETY DISCLOSURES	28

Item 5.	OTHER INFORMATION	28

Item 6.	EXHIBITS	29

SIGNATURES		30

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

PERCEPTION CAPITAL CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$192,163	$818,833
Prepaid expenses - current	204,554	342,364
Total current assets	396,717	1,161,197
Prepaid expenses - noncurrent	—	107,084
Investments held in Trust Account	234,410,709	233,452,747
Total Assets	$234,807,426	$234,721,028
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$496,447	$10,035
Accounts payable - related party	93,690	49,182
Accrued expenses	228,488	126,644
Accrued offering costs	224,235	231,235
Total current liabilities	1,042,860	417,096
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	9,092,860	8,467,096
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.15 per share	234,310,709	233,450,000
Shareholders' Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,596,718)	(7,196,643)
Total Shareholders' Deficit	(8,596,143)	(7,196,068)
Total Liabilities and Shareholders' Deficit	$234,807,426	$234,721,028

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTION CAPITAL CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from January 21, 2021 (Inception) Through September 30, 2021
Operating and formation costs	$615,353	$6,270	$1,497,328	$11,770
Loss from operations	(615,353)	(6,270)	(1,497,328)	(11,770)
Interest and dividend income on investments held in Trust Account	613,919	—	957,962	—
Net loss	$(1,434)	$(6,270)	$(539,366)	$(11,770)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	—	23,000,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.00	$—	$(0.02)	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)(2)	5,750,000	5,000,000	5,750,000	4,920,635
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.00	$0.00	$(0.02)	$(0.00)

(1) Excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter for the three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021. The underwriters exercised their over-allotment option in full on November 1, 2021; thus, no ordinary shares remain subject to forfeiture (see Note 6).

(2) In August 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share surrender (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTION CAPITAL CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	5,750,000	$575	—	$(7,196,643)	$(7,196,068)
Net loss	—	—	—	—	—	(490,179)	(490,179)
Balance - March 31, 2022	—	—	5,750,000	575	—	(7,686,822)	(7,686,247)
Net loss	—	—	—	—	—	(47,753)	(47,753)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(246,790)	(246,790)
Balance - June 30, 2022	—	$—	5,750,000	$575	—	$(7,981,365)	$(7,980,790)
Net loss	—	—	—	—	—	(1,434)	(1,434)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(613,919)	(613,919)
Balance - September 30, 2022	—	—	5,750,000	575	—	(8,596,718)	(8,596,143)

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance - January 21, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)(2)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(5,500)	(5,500)
Balance - March 31, 2021	—	—	5,750,000	575	24,425	(5,500)	19,500
Net loss	—	—	—	—	—	—	—
Balance - June 30, 2021	—	$—	$5,750,000	$575	$24,425	$(5,500)	$19,500
Net loss	—	—	—	—	—	(6,270)	(6,270)
Balance - September 30, 2021	—	—	5,750,000	575	24,425	(11,770)	13,230

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

PERCEPTION CAPITAL CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from January 21, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(539,366)	$(11,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(957,962)	—
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	11,770
Changes in operating assets and liabilities:
Prepaid expenses	244,894	—
Accounts payable	486,412	—
Accounts payable - related party	44,508	—
Accrued expenses	101,844	—
Net cash used in operating activities	(619,670)	—
Cash Flows from Financing Activities:
Payment of offering costs	(7,000)	—
Net cash used in financing activities	(7,000)	—
Net Change in Cash	(626,670)	—
Cash - Beginning of period	818,833	—
Cash - End of period	$192,163	$—
Supplemental disclosures of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$860,709	$—
Deferred offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$13,230
Deferred offering costs included in accrued offering costs	$—	$414,802
Deferred offering costs included in promissory note - related party	$—	$221,265

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through September 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2022

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

The Sponsor has agreed to waive (i) redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held by it in connection with a shareholder vote to amend the Company's Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company's obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete an initial Business Combination by May 1, 2023   , or with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares it holds if the Company fails to complete an initial Business Combination by May 1, 2023, or any extended period of time that the Company may have to consummate an initial Business Combination. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination by May 1, 2023.

The Company will have until May 1, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern

As of September 30, 2022, the Company had $192,163 in cash held outside of the Trust Account and working capital deficit of $646,143. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds made available to the Company under Working Capital Loans (as defined in Note 5). While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary.

The Company will have until May 1, 2023 to complete a Business Combination.     If a Business Combination is not consummated by May 1, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company.

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

SEPTEMBER 30, 2022

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 15, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. The Company had $234,410,709 and $233,452,747 in investments held in the Trust Account as of September 30, 2022 and December 31, 2021, respectively.

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Under ASC 480, the Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2022 increased as the income earned on the Trust Account exceeds $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $860,709 during the three and nine months ended September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,637,000)
Issuance costs allocated to Class A ordinary shares	(12,907,420)
Plus:
Accretion of carrying value to redemption value	25,994,420
Class A ordinary shares subject to possible redemption as of December 31, 2021	233,450,000
Plus:
Remeasurement of carrying value to redemption value	860,709
Class A ordinary shares subject to possible redemption as of September 30, 2022	$234,310,709

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net Income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Re-measurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings (loss) per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 21,550,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the period from January 21, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(1,147)	$(287)	$—	$—	$(431,493)	$(107,873)	$—	$(11,770)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	—	5,000,000	23,000,000	5,750,000	—	4,920,635
Basic and diluted net income (loss) per share	$0.00	$0.00	$—	$0.00	$(0.02)	$(0.02)	$—	$(0.00)

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Promissory Note - Related Party

On January 25, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $223,765 was repaid at the closing of the Initial Public Offering on November 1, 2021. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, $30,000 and $90,000, respectively, of administrative support expenses were incurred and paid. During the three months ended September 30, 2021 and the period from January 21, 2021 (inception) through September 30, 2021 there were no expenses incurred related to the agreement. As of September 30, 2022 and December 31, 2021, $0 and $20,000 related to this agreement was recorded in accounts payable - related party, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of September 30, 2022 and December 31, 2021.

Reimbursed Expenses - Related Party

The Company's Sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. For the three and nine months ended September 30, 2022, $85,586 and $232,053 of such expenses were incurred, respectively. As of September 30, 2022, $93,690 was recorded in accounts payable - related party. For the three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021 there were no such expenses incurred. As of December 31, 2021, $29,182 of such expenses were recorded in accounts payable - related party.

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 7. SHAREHOLDERS' (DEFICIT) EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021 there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were  23,000,000 Class A ordinary shares issued and outstanding, including 23,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company accounts for the 21,550,000 warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 10,050,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value) and recorded within additional paid-in capital. Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$234,410,709	$234,410,709	$—	$—

December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$233,452,747	$233,452,747	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Amendment of Amended and Restated Memorandum and Articles of Association

On October 28, 2022 the shareholders of the Company voted to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the Combination Period to May 1, 2023 from November 1, 2022 (the “Extension”). In connection with the amendment, a total of 159 shareholders elected to redeem an aggregate of 20,542,108 Class A ordinary shares, representing approximately 89.3% of the issued and outstanding Class A ordinary shares. As a result, approximately $210,161,774 was paid out of the Company’s trust account in connection with such redemptions of Class A ordinary shares, representing a redemption price per Class A ordinary share of approximately $10.23.

Convertible Promissory Note

On October 31, 2022, the Company issued a convertible promissory note in the aggregate principal amount of up to $720,000 (the “extension loan”) to the Sponsor. The extension loan was issued in connection with certain payments to be made by the sponsor into the trust account of the Company, to provide the company with an extension of the date by which it must consummate an initial business combination from November 1, 2022, to May 1, 2023 (the “extension”). Pursuant to the Extension, the Sponsor agreed to contribute to the trust account of the Company as a loan $0.04 for each outstanding Class A ordinary share, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial business combination and (ii) the Sponsor having made aggregate contributions of $720,000.

The extension loans may be settled, at the option of the Sponsor, in whole warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.00 per warrant (the “extension loan warrants”). The extension loan warrants will not be registered under the Securities Act, and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act. The extension loan warrants will become exercisable 30 days after the completion of our initial business combination. Each extension loan warrant will entitle the holder thereof to purchase one Class A ordinary share of the Company at an exercise price of $11.50 per share, subject to certain adjustments. The extension loan warrants are identical to the warrants included in the units sold in the Company’s initial public offering, except that, so long as they are held by the Sponsor or its permitted

PERCEPTION CAPITAL CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

transferees: (1) they will not be redeemable by the Company; (2) they (including the Class A ordinary shares issuable upon exercise of the extension loan warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Company’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A ordinary shares issuable upon exercise of the extension loan warrants) are entitled to registration rights. In addition, the extension loan warrants expire at 5:00 p.m., New York City time, five years after the completion of the Company’s initial business combination, or earlier upon redemption or liquidation.

The contribution(s) and the extension loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of (i) the date by which the Company must complete an initial business combination and (ii) the consummation of an initial business combination. The Company’s board of directors will have the sole discretion whether to continue extending for additional months until $720,000 in the aggregate has been loaned, and if the Company’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding Class A ordinary shares in accordance with the procedures set forth in the Company’s amended and restated memorandum and articles of association.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from January 21, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for our initial public offering described below, and, since the closing of our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income and dividends on investments held in our trust account after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net loss of $1,434, which resulted from interest and dividend income on investments held in the in trust account of $613,919, offset in part by operating and formation costs of $615,353.

For the three months ended September 30, 2021, we had net loss of $6,270, which resulted entirely from operating and formation costs.

For the nine months ended September 30, 2022, we had a net loss of $539,366 which primarily resulted from operating and formation costs of $1,497,328, offset in part by interest income on investments held in the Trust Account of $957,962.

For the period from January 21, 2021 (inception) through September 30, 2021, we had net loss of $11,770, which resulted entirely from operating and formation costs.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $619,670 which was due to our net loss of $539,366 and interest income on investments held in Trust Account of $957,962, offset in part by changes in working capital of $877,658.

For the period from January 21, 2021 (inception) through September 30, 2021, net cash provided by (used in) operating activities was $0, which was due to our net loss of $11,770, which was fully offset by formation costs paid by the Sponsor in exchange for issuance of Class B ordinary shares of $11,770.

For the nine months ended September 30, 2022 and for the period from January 21, 2021 (inception) through September 30, 2021, there were no cash flows from investing activities.

For the nine months ended September 30, 2022, net cash used in financing activities was $7,000, which was due to the payment of $7,000 for offering costs associated with the initial public offering.

For the period from January 21, 2021 (inception) through September 30, 2021 there no cash flows from financing activities.

As of September 30, 2022, we had cash of $192,163 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We will have until May 1, 2023 (the “Combination Period”). If our initial business combination is not consummated by May 1, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 or December 31, 2021.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) 260, Earnings Per Share. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Re-measurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated Net income (loss) per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the public warrants and private placement warrants to purchase an aggregate of 21,550,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on April 15, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022.

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

On October 31, 2022, the Company issued a convertible promissory note in the aggregate principal amount of up to $720,000 to the Sponsor. The extension loans may be settled, at the option of the Sponsor, in whole warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.00 per warrant.

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
3.1

Amendment to Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of Perception Capital Corp. II’s Current Report on Form 8-K filed October 28, 2022).

10.1

Convertible Promissory Note, dated as of October 31, 2022, by and between Perception Capital Corp. II and Perception Capital Partners II LLC (incorporated by reference to Exhibit 10.1 of Perception Capital Corp. II’s Current Report on Form 8-K filed October 28, 2022).

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

Perception Capital Corp. II

Date: November 14, 2022	By:	/s/ Rick Gaenzle
Rick Gaenzle
Chief Executive Officer

Perception Capital Corp. II

Date: November 14, 2022	By:	/s/ Corey Campbell
Corey Campbell
Chief Financial Officer