Form 10-K
period 2022-12-31
Perception Capital Corp. II
filed 2023-03-27
CIK 1844149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements..  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $233.7 million.

As of March 22, 2023, there were 2,457,892 of the Registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PERCEPTION CAPITAL CORP. II
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K (“Annual Report”) contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with Spectaire Inc. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a newly incorporated company with no operating history and no revenues;
•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination, including our recently announced proposed business combination with Spectaire Inc.;
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
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
•

the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our proxy statement, if and when available, that will be filed with the SEC and distributed to our shareholders in connection with the solicitation of proxies for the vote by our shareholders with respect to the proposed business combination with Spectaire Inc. and other matters as may be described therein (the “Spectaire proxy statement”).

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

PART I.

References in this Annual Report to “we,” “us,” “our” or the “Company” are to Perception Capital Corp. II, a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” are to our officers and directors, and references to our “sponsor” are to Perception Capital Partners II LLC, a Delaware limited liability company. References to our “initial shareholders” are to our sponsor and each of our independent directors.

Item 1. Business.

Overview

We are a blank check company incorporated on January 21, 2021, as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”). We may pursue an initial business combination target in any industry or geographic location.

Although we may pursue an acquisition opportunity in any business or industry, we intend to focus our search for a technology-enabled company with a proven business model operating within one of the multiple sectors benefitting from secular tailwinds in the sustainability, technology and automation landscape (collectively, “Industrial Technology”). This includes the Industrial Automation sector with businesses focused on: mobility and autonomous motion, automation components and systems, material handling solutions, robotics, additive manufacturing, Internet of Things and connectivity; as well as the Sustainability sector with businesses focused on: energy storage, advance battery technologies, the hydrogen economy, waste-to-energy, renewable energy, recycling, building energy management and technologies for clean food, water and air.

Our management team and board bring together extensive and invaluable expertise in the Industrial Technology sector, working with private companies, private equity firms and special purpose acquisition companies. Our Chairman, Scott Honour, and Chief Executive Officer, Rick Gaenzle, collectively have sixty years of investing experience and have made over 200 investments, primarily in technology related companies. Our Co-Presidents, James Sheridan and Tao Tan, have significant operations experience within the automotive, building products and energy sectors.

Our sponsor is affiliated with and controlled by Perception Capital, a partnership between Northern Pacific Group (“NPG”), a technology and business services focused private equity firm, and our Co-Presidents, James Sheridan and Tao Tan. Perception Capital is focused on effecting transactions with rapidly growing global technology companies in the Industrial Technology sector. Perception Capital’s Sustainability and Automation investing leadership was highlighted recently when it led the first synthetic SPAC transaction by sponsoring the public listing of Innoviz Technologies (“Innoviz”), an Israel-based provider of high-performance, solid-state LiDAR sensors and perception software.

The registration statement for our initial public offering was declared effective on November 1, 2021. On December 31, 2021, we consummated our initial public offering of 23,000,000 units (the “units” and, with respect to the Class A ordinary shares included in the units sold, the “public shares”), including 3,000,000 units issued pursuant to the exercise of the underwriters' over-allotment option in full, generating gross proceeds of $230.0 million. Simultaneously with the closing of our initial public offering, we consummated the private sale of 10,050,000 warrants (the “private placement warrants”), at a price of $1.00 per private placement warrant to our sponsor (the “private placement”), generating gross proceeds of $10,050,000.

Following the closing of our initial public offering and the private placement, $233,450,000 ($10.15 per unit) of the net proceeds of our initial public offering and certain of the proceeds of the private placement were placed in a trust account (“trust account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the trust account, as described below.

On October 31, 2022, we issued to our sponsor a convertible promissory note (the “extension note”) in the aggregate principal amount of up to $720,000 (the “extension loan”) in connection with certain payments to be made by our sponsor into our trust account pursuant to our amended and restated memorandum and articles of association, to provide us with an extension of the date by which we must consummate an initial business combination from November 1, 2022 to May 1, 2023 (as approved at an extraordinary general meeting of our shareholders on October 28, 2022, the “extension”). Pursuant to the extension note, our sponsor agreed to contribute to our trust account as an extension loan (each loan, a “contribution”) $0.04 for each outstanding Class A ordinary share for each month (or pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve our initial business combination and (ii) the aggregate contributions from our sponsor totaling $720,000. Our sponsor may elect to settle the extension loan in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant (the “extension loan warrants”). The extension loan warrants are identical to the warrants sold in our private placement. In addition, in order to finance transaction costs in connection with our initial business combination, on December 7, 2022, our sponsor provided to us a $25,000 non-interest bearing loan for working capital purposes (the “working capital loan”), evidenced by a convertible promissory note, dated as of January 10, 2023, from which we may make withdrawals of up to $2,500,000 in the aggregate (the “working capital promissory note”). Up to $2,500,000 of any unpaid principal balance outstanding under the working capital promissory note may be converted, at our sponsor’s election, into redeemable warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant.

On January 14, 2023, we entered into a forward purchase agreement (“FPA”) with Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, and Meteora Select Trading Opportunities Master, LP (collectively, “Meteora”) for the full amount of cash in the trust account.

On January 16, 2023, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “merger agreement”) with Perception Spectaire Merger Sub Corp., a Delaware corporation and our direct wholly-owned subsidiary (“Merger Sub”), and Spectaire Inc., a Delaware corporation (“Spectaire”). The merger agreement and the transactions contemplated thereby (together, the “Spectaire business combination”) were unanimously approved by the board of directors of each of our Company, Merger Sub and Spectaire and by the requisite stockholders of Spectaire. Concurrently with the execution of the merger agreement, we entered into a sponsor support agreement (the “sponsor support agreement”) with our sponsor, other holders of our Class B ordinary shares and Spectaire, pursuant to which each holder of our Class B ordinary shares agreed to, among other things, vote in favor of the merger agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions set forth in the sponsor support agreement, and to waive their redemption rights with respect to all of the Class B ordinary shares and any public shares (collectively, the “ordinary shares”) held by them in connection with the consummation of the Spectaire business combination, subject to the terms and conditions contemplated in the letter agreement, dated as of October 27, 2021. As of the date of this Annual Report, and due to the redemption of 20,542,108 public shares in connection with the shareholder vote to approve the extension of the date by which we must complete an initial business combination, our sponsor (including our directors, officers and initial shareholders and their permitted transferees) owns approximately 70% of the issued and outstanding ordinary shares.

Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering, the private placement and the working capital loan, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that we will be able to complete a business combination successfully. The Nasdaq listing rules require that our initial business combination be with one or more target businesses with an aggregate fair market value of at least 80% of the value of the trust account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of signing a definitive agreement to enter into a business combination. We will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We intend to effectuate a business combination using the proceeds from our initial public offering and the private placement and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have not engaged in, and we will not engage in, any operations until we complete a business combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. Our entire activity since inception through December 31, 2022 related to our formation, our initial public offering and private placement and, since the closing of our initial public offering, the search for a prospective target for our initial business combination. Based on our business activities, we are a “shell company” as defined under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will provide the holders of our public shares (the “public shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with an extraordinary general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a business combination or conduct a tender offer will be made by us, solely in our discretion. Our public shareholders will be entitled to redeem their public shares for a pro rata portion of the amount held in the trust account (initially anticipated to be $10.15 per share) calculated as of two business days prior to the completion of our initial business combination, including pro rata interest earned on the funds held in the trust account and not previously released to pay our tax obligations. There will be no redemption rights upon the completion of a business combination with respect to our warrants. The per-share amount to be distributed to the public shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions that we will pay to the underwriters of our initial public offering.

We now have until May 1, 2023 (the “combination period”) or, if such date is further extended at a duly called extraordinary general meeting, such later date as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “extension period”) to consummate a business combination. If we have not completed our initial business combination within the combination period or any extension period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, which will expire worthless if we fail to complete an initial business combination within the combination period or any extension period.

The Proposed Spectaire Business Combination

The Merger Agreement

Pursuant to the merger agreement and subject to the approval of our public shareholders and such other conditions set forth in the merger agreement, prior to the closing of the Spectaire business combination (the “closing” and, the date on which the closing actually occurs, the “closing date”), we will effect a deregistration under the Companies Act (as revised) of the Cayman Islands and a domestication under the General Corporation Law of the State of Delaware (“DGCL”), pursuant to which our jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “domestication” and our Company, immediately after the domestication, the “domesticated Company”). In connection with the domestication, (i) each then issued and outstanding Class A ordinary share and each then issued and outstanding Class B ordinary share will convert automatically, on a one-for-one basis, into shares of common stock, par value $0.0001 per share, of our domesticated Company (“common stock”), (ii) each then issued and outstanding warrant will convert automatically into a warrant to acquire one share of common stock (“domesticated warrant”), pursuant to our warrant agreement, dated as of October 27, 2021, and (iii) each then issued and outstanding unit will be cancelled, entitling the holder thereof to one share of common stock and one-half of one domesticated warrant.

Pursuant to the terms of the merger agreement and subject to the conditions set forth therein and in accordance with the DGCL, following the domestication, Merger Sub will merge with and into Spectaire, with Spectaire as the surviving corporation and wholly owned subsidiary of the domesticated Company (the “merger”).

The proposed Spectaire business combination is expected to close in the second quarter of 2023, following the receipt of the required approvals of our shareholders and the fulfillment of other closing conditions.

Forward Purchase Agreement

Upon the terms and subject to the conditions set forth in the FPA, Meteora intends, but is not obligated, to purchase up to a maximum of 2,457,892 ordinary shares from our public shareholders who elect to redeem such shares in connection with the Spectaire business combination. The consummation of the FPA is contingent upon, among other things, the substantially concurrent consummation of the Spectaire business combination and related transactions contemplated thereby.

Sponsor Support Agreement

Pursuant to the sponsor support agreement, our sponsor and such other holders of our Class B ordinary shares agreed to, among other things, (i) vote all of their Class B ordinary shares of ours held of record or thereafter acquired in favor of the merger agreement and the transactions contemplated thereby, (ii) be bound by certain covenants and agreements in the merger agreement, including non-solicitation and (iii) be bound by certain transfer restrictions with respect to their shares, in each case, on the terms and subject to the conditions set forth in the sponsor support agreement.

For more information about the proposed Spectaire business combination, including the merger agreement, the FPA and the sponsor support agreement and certain other related agreements, see our Current Report on Form 8-K filed with the SEC on January 17, 2023 and, if and when available, the Spectaire proxy statement that will be filed with the SEC and distributed to our shareholders. Unless specifically stated, this Annual Report does not give effect to the proposed Spectaire business combination and does not contain the risks associated with the proposed Spectaire business combination and related transactions contemplated thereby. Such risks and effects relating to the proposed Spectaire business combination will be included in the Spectaire proxy statement.

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

Our selection process in choosing an attractive investment opportunity will leverage our management team’s network of industry, private equity sponsor, credit fund sponsor and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. If the proposed Spectaire business combination is not consummated, we intend to deploy a proactive, thematic sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be a catalyst to transform a target company and can help accelerate the target’s growth, performance and Industrial Technology profile. Following our initial public offering, members of our management team communicated with their network of relationships to articulate our initial business combination criteria, including the parameters of our search for a target business, and will begin the disciplined process of pursuing and reviewing promising leads.

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

Competitive Strengths

The sourcing, valuation, diligence and execution capabilities of our management team will provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise. Our competitive strengths include the following:

•

A Strong Management Team and Sponsorship. We believe our management team has a strong track record of focused success in advanced industrial and emerging technology and will be viewed favorably by potential partners. We believe that our management team has the ability to leverage its decades of experience and reproduce their ability to execute both operational and financial improvements.

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

•

Execution and Structuring Capability. We believe that the combined industry expertise and reputation of our management team and sponsor will allow them to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

Investment Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. If the proposed Spectaire business combination is not consummated, we intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses or entities that we believe:

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

Additional Disclosures

Our Acquisition Process

Certain members of our management team are members of or employed by NPG. NPG is made aware of potential business opportunities from time to time, one or more of which we may desire to pursue for a business combination if the proposed Spectaire business combination is not consummated.

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

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination, including the proposed Spectaire business combination. You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance.

Initial Business Combination

Nasdaq listing rules require that our initial business combination be with one or more target businesses that have an aggregate fair market value equal to at least 80% of the value of the trust account (excluding any deferred underwriting commissions and taxes payable on interest earned on the trust account) at the time of our signing a definitive agreement to enter into a business combination. We refer to this as the 80% of fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

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

In evaluating prospective target businesses, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, including with respect to the proposed Spectaire business combination, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

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

Financial Position

With funds available for a business combination as of December 31, 2022 in the amount of approximately $25,629,896 (assuming no redemptions and which includes amounts to be received pursuant to the FPA), after payment of $8,050,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to a target business to fit its needs and desires. However, we have not taken any steps to secure third- party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and private placement, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote to approve our initial business combination pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

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

At the completion of our initial business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. Our public shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the trust account (initially anticipated to be $10.15 per public share, plus any additional contribution of $0.04 for each public share for each month (or a pro rata portion thereof if less than a month) following the extension). The per-share amount to be distributed to the public shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions that we will pay to the underwriters. The redemption rights include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. There are no redemption rights upon the completion of our initial business combination with respect to our public warrants. Our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Class B ordinary shares (“founder shares”) and public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a general meeting called to approve the business combination or (2) by means of a tender offer. If the proposed Spectaire business combination is not consummated, the decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or for business or other reasons. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirements or we choose to seek approval for business or other reasons.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the proposed business combination.

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

If a proposed business combination is not completed, we may continue to try to complete a business combination with a different target until May 1, 2023 or during any extension period.

Redemption of public shares and liquidation if no initial business combination

If we have not completed our initial business combination within the combination period or during any extension period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, which will expire worthless if we fail to complete an initial business combination within the allotted time period.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the combination period or during any extension period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our sponsor, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,500,000 of proceeds from our initial public offering and private placement not deposited in the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not previously released to us to pay our taxes (which interest shall be net of taxes payable), we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption amount received by shareholders upon our dissolution would be approximately $10.15 (plus any additional per-share contribution of $0.04 for each month (or a pro rata portion thereof if less than a month) following the extension) The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.15. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the combination period or during any extension period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.15 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $1,500,000 from the proceeds of our initial public offering and private placement, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the combination period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination by May 1, 2023 or during any extension period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and private placement, if the proposed Spectaire business Combination is not consummated, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our public shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the combination period, our public shareholders may receive only approximately $10.15 per share (plus any additional per-share contribution of $0.04 for each month (or a pro rata portion thereof if less than a month) following the extension), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Human Capital

We currently have five officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on the status of the proposed Spectaire business combination and, if the proposed Spectaire business combination is not consummated, whether a different target business has been selected for our initial business combination and the current stage of the business combination process.

Available Information

Our corporate website is www.perceptionii.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge via EDGAR through the SEC’s website, www.sec.gov. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. References to website URLs are intended to be inactive textual references only.

Item 1.A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financing statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For risk factors related to the proposed Spectaire business combination, see the “Risk Factors” section of the Spectaire proxy statement, if and when available, that will be filed with the SEC and distributed to our shareholders.

Risks Relating to Our Search for and Consummation of, or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

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

Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination (including with respect to the proposed Spectaire business combination, as discussed further on the Spectaire proxy statement, if and when available). A quorum for such meeting will be present if the holders of one-third of our issued and outstanding ordinary shares entitled to vote at the meeting are represented in person or by proxy. Our initial shareholders, directors and officers will count toward this quorum and, pursuant to the letter agreement, our initial shareholders, directors and officers have agreed to vote any founder shares and public shares held by them (including any shares purchased in our initial public offering or in open market and privately-negotiated transactions) in favor of our initial business combination. Accordingly, due to the redemption of 20,542,108 public shares in connection with the shareholder vote to approve the extension of the date by which we must complete an initial business combination and assuming all shares held by our initial shareholders are represented in person or by proxy,  the affirmative vote of additional public shares would not be required for such approval. As of the date of this Annual Report, our sponsor (including our directors, officers and initial shareholders and their permitted transferees) owns 8,207,892 founder shares, or approximately 70% of the issued and outstanding ordinary shares. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 70% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders, directors and officers to vote in favor of our initial business combination and our quorum threshold will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

The requirement that we complete our initial business combination by May 1, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by May 1, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of such time period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business.

We may not be able to complete our initial business combination by May 1, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless

Our amended and restated memorandum and articles of association provide that we must complete our initial business combination by May 1, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters, global hostilities or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination by the combination period or during any extension period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.15 per share, or less than $10.15 per share, on the redemption of their shares, and our warrants will expire worthless.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus pandemic and other events and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 or other events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or public warrants from public shareholders or warrant holders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

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

We will comply with the tender offer rules or proxy solicitation rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer documents or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You are not entitled to protections normally afforded to investors of many other blank check companies.

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination and/or complete our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination or complete our initial business combination.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 18 months following the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. Our management’s plans to address this need for capital through the proceeds from the initial public offering, the working capital promissory note and other potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations.” However, our affiliates are not obligated (other than the working capital promissory note) to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 18 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation (other than the working capital promissory note) to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.15 per share, or less in certain circumstances, and our warrants will expire worthless.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

The proceeds held in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income earned on the funds held in the trust account and not previously released to us to pay our taxes, net of taxes payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.15 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial business combination.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which we are currently not subject.

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

If we have not completed our initial business combination by the combination period or during any extension period, we will distribute the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial business combination. In addition, holders of a majority of our founder shares may remove a member of our board of directors for any reason.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into on or prior to the closing of our initial public offering, at or after the time of our initial business combination, our initial shareholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of extension loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our private placement warrants or warrants issued in connection with extension loans are registered for resale.

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

Any due diligence in connection with an initial business combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The due diligence undertaken with respect to a potential initial business combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial business combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial business combination may not result in the initial business combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial business combination, our company may subsequently incur substantial impairment charges or other losses. In addition, following an initial business combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are not required to obtain an opinion regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view and, in the case of the proposed Spectaire business combination, we do not intend to obtain such an opinion. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

The underwriters from our initial public offering and any of their affiliates have been engaged to provide additional services to us. The underwriters from the initial public offering are entitled to receive deferred commissions that will be released from the trust account only on a completion of an initial business combination. These financial incentives may cause the persons acting as underwriters to have potential conflicts of interest in rendering any such additional services to us after the initial public offering.

We have engaged the underwriters from our initial public offering and their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or any of their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions in connection with our initial public offering that are conditioned on the completion of an initial business combination. The fact that the underwriters or any of their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 2022, there were 497,542,108 and 42,812,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022 there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redemption of our warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination. The issuance of additional ordinary shares or preference shares:

•

may significantly dilute the equity interest of our public investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;
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

Our initial business combination or reincorporation may involve a jurisdiction which may impose, or may result in, taxes imposed on shareholders or warrant holders.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination by May 1, 2023, our public shareholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the combination period or during any extension period, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

As of December 31, 2022, our initial shareholders hold 5,750,000 founder shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 10,050,000 private placement warrants, each exercisable for one Class A ordinary share, for a purchase price of $10,050,000 in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The founder shares are identical to the Class A ordinary shares included in the units sold in our initial public offering except that: (1) prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions; (3) our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 1, 2023 or during any extension period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by May 1, 2023 or during any extension period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the founder shares are entitled to registration rights. If we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after our initial public offering in favor of our initial business combination.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, if the proposed Spectaire business combination is not consummated, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

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

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company, as in the proposed Spectaire business combination. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all, as further discussed in the Spectaire proxy statement, if and when available.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of private placement warrants into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting). Our initial shareholders, who collectively beneficially own 70% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the net proceeds of our initial public offering and the private placement prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial business combination, other than pursuant to the working capital promissory note. If we have not completed our initial business combination within the combination period, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

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

As of December 31, 2022 our initial shareholders own 70% of our issued and outstanding ordinary shares. In addition, prior to our initial business combination, holders of the founder shares will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some blank check companies, if

(i)

we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shared held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “newly issued price”),

(ii)

the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and

(iii)

the volume weighted average taking price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “market value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the market value and the newly issued price and, in the case of the public warrants only, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 11,500,000 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment), as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, issued an aggregate of 10,050,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Our initial shareholders currently hold 5,750,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment. In addition, at the election of our sponsor, an affiliate of our sponsor or certain of our directors and officers, (i) up to $720,000 of extensions loans outstanding and (ii) up to $2,500,000 of working capital loans outstanding may be converted into redeemable warrants, at the price of $1.00 per warrant at the option of the lender. The extension warrants would be identical to the private placement warrants. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that: (1) they will not be redeemable by us; (2) pursuant to the letter agreement they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A ordinary shares issuable upon exercise of such warrants) are entitled to registration rights. In addition, the private placement warrants held by the employees of Moelis & Company LLC will not be exercisable more than five years from the commencement of sales of this public offering in accordance with FINRA Rule 5110(g)(8)(A).

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

•	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;
•	rates of inflation, price instability and interest rate fluctuations;
•	liquidity of domestic capital and lending markets;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	energy shortages;
•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, global hostilities, wars and other forms of social instability;
•	deterioration of political relations with the United States;
•	obligatory military service by personnel; and
•	government appropriation of assets.

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

Business combinations with companies in Industrial Technology entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
•	an inability to manage rapid change, increasing consumer expectations and growth;
•	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;
•	an inability to adapt to legislative reform measures geared towards the technology industry;
•	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
•	an inability to deal with our subscribers’ or customers’ privacy concerns;
•	an inability to attract and retain subscribers or customers;
•	an inability to license or enforce intellectual property rights on which our business may depend;
•	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
•	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;
•	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
•	competition for advertising revenue;
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

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

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

Our letter agreement with our initial shareholders, officers and directors may be amended without shareholder approval.

Our letter agreements with our initial shareholders, officers and directors contains provisions relating to, among other things, restrictions on transfer of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

Risks Relating to Our Management Team and Conflicts of Interest

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Moreover, entities in which our directors and officers are affiliated with may enter into agreements or other arrangements with businesses, which agreements or arrangements may limit or restrict our ability to enter into a business combination with such business.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 1, 2023 or during any extension period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination by May 1, 2023, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 400 public shareholders). If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, which may negatively impact our ability to consummate our initial business combination.

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

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units sold in an initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the warrants are more likely to expire worthless.

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

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per public warrant if, among other things, the reference value equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a public warrant). If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the public warrants. Redemption of the issued and outstanding public warrants as described above could force you to: (1) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants; or (3) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, we expect would be substantially less than the market value of your public warrants.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Since only holders of our founder shares have the right to vote on the appointment of directors, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

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

General Risk Factors

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this Annual Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

Item 1.B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 315 Lake Street East, Suite 301, Wayzata, MN 55391. The cost for this space included in the $10,000 per month fee that we pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

Not Applicable.

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

(b) Holders

As of March 22, 2023, there was approximately one holder of record of our units, approximately one holder of record of our separately traded Class A ordinary shares and approximately four holders of record of our Class B ordinary shares.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

There were no unregistered securities to report which have not been previously included in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

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

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from January 21, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for our initial public offering described below, and, since the closing of our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 1, 2022 through December 31, 2022, we had a net loss of $1,763,793, which resulted from operating and formation costs of $3,794,176, partially offset by interest and dividend income on investments in trust account of $2,030,383.

For the period from January 21, 2021 through December 31, 2021, we had a net loss of $313,274, which resulted from operating and formation costs of $316,021, partially offset by interest and dividend income on investments in trust account of $2,747.

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

For the period from January 1, 2022 through December 31, 2022, net cash used in operating activities was $839,103 which was due to our net loss of $1,763,793, changes in working capital of $2,955,073, and interest and dividend income on investments held in trust account of $2,030,383.

For the period from January 1, 2022 through December 31, 2022 net cash used in investing activities of $209,965,143 was the result of the initial pre-extension redemption of shares in the trust account.

For the period from January 1, 2022 through December 31, 2022, net cash used in financing activities was $209,940,143, which was comprised of payments to shareholder's for the initial pre-extension redemption of shares in the trust account.

As of December 31, 2022, we had cash of $4,730 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Our liquidity needs prior to the consummation of our initial public offering were satisfied through the proceeds of $25,000 from the sale of the founder shares, and a loan of up to $300,000 under an unsecured and non-interest bearing promissory note. Subsequent to the consummation of our initial public offering, our liquidity will be satisfied through the net proceeds from the private placement held outside of the trust account and proceeds made available to the Company under working capital loans. In addition, the non-interest bearing promissory note was repaid in full with the proceeds from the private placement.

During the year, the shareholders approved an initial six-month extension that extends the deadline to complete our initial business combination to May 1, 2023. The extension requires monthly contributions of $0.04 for each public share (or a pro rata portion thereof if less than a month). If our initial business combination is not consummated by May 1, 2023, or a subsequent extension is not approved by the shareholders, there will be a mandatory liquidation and subsequent dissolution of the Company.

We have determined that, due to the mandatory liquidation and subsequent dissolution should our initial business combination or subsequent extension not occur by May 1, 2023, combined with our reliance on continued working capital funding provided by our sponsor, there is substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. We plan to address this uncertainty through our initial business combination or extension as discussed above. There is no assurance that our plans to consummate an initial business combination or extension will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the public warrants and private placement warrants to purchase an aggregate of 21,550,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 23,000,000 Class A ordinary shares sold as part of the units in our initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all public shares have been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

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

Item 9.A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B.Other Information.

None.

Item 9.C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Rick Gaenzle	58	Chief Executive Officer and Director
Scott Honour	56	Chairman of the Board of Directors
James Sheridan	55	Co-President
Tao Tan	37	Co-President
Corey Campbell	41	Chief Financial Officer
Marcy Haymaker	34	Director
Thomas J. Abood	59	Director
Omer Keilaf	43	Director
R. Rudolph Reinfrank	67	Director
Karrie Willis	50	Director

Rick Gaenzle serves as our Chief Executive Officer and director. Mr. Gaenzle has over 30 years of private equity investment and corporate finance experience; he is a co-founder and currently serves as a Managing Director of Gilbert Global Equity Capital, L.L.C., the principal investment advisor to Gilbert Global Equity Partners, L.P. and related entities, a $1.2 billion leveraged buyout and private equity fund. Mr. Gaenzle has spent the last twenty-eight years at Gilbert Global and its predecessor entity, completing over 110 direct equity investments, co-investments and add-on acquisitions for portfolio companies. Previously, Mr. Gaenzle was a Principal of Soros Capital L.P., the principal venture capital and leveraged equity entity of the Quantum Group of Funds and a principal advisor to Quantum Industrial Holdings Ltd. Prior to joining Soros Capital, Mr. Gaenzle held various positions at PaineWebber Inc. Mr. Gaenzle currently serves as an Operating Partner of NPGand Chairman of Lake Street Homes, a single-family rental investment vehicle. Mr. Gaenzle previously served on the boards of CPM Holdings, Inc., True Temper Corp, Optical Capital Group, Inc., Birch Telecommunications, Inc., E-via S.p.A., Tinka-ServiCos de Consultoria, S.A., the LaserSharp Corporation and Sustainable Opportunities Acquisition Corp. (“SOAC”), where he also served as Chairman of the Audit Committee. Mr. Gaenzle holds a B.A. from Hartwick College and an M.B.A. from Fordham University.

Scott Honour serves as the Chairman of our board of directors. Mr. Honour has over 30 years of private equity investment experience and has been involved in over 100 transactions totaling over $20 billion in transaction value. Mr. Honour is the Managing Partner of NPG, a private equity firm, which he co-founded in 2012. He also serves as Chairman of EVO and previously served as Chairman of Sustainable Opportunities Acquisition Corp., the first ESG focused SPAC. Prior to that, Mr. Honour was at The Gores Group, a Los Angeles-based private equity firm, for 10 years, serving as Senior Managing Director and as one of the firm’s top executives. Mr. Honour also served on the investment committee for The Gores Group. During his time at The Gores Group, the firm raised four funds, totaling $4 billion in aggregate, and made over 35 investments. Prior to joining The Gores Group, Mr. Honour was a Managing Director at UBS Investment Bank from 2000 to 2002 and was an investment banker at Donaldson, Lufkin & Jenrette from 1991 to 2000. Mr. Honour began his career at Trammell Crow Company in 1988. Mr. Honour has served on the board of directors of numerous public and private companies, including Anthem Sports & Entertainment Inc., 1st Choice Delivery, United Language Group, Renters Warehouse, Real Dolmen (REM:BB) and Westwood One, Inc. (formerly Nasdaq: WWON), and is a co-founder of Titan CNG LLC and YapStone Inc. Mr. Honour earned a B.S. and B.A., cum laude, in Business Administration and Economics from Pepperdine University and an M.B.A. in Finance and Marketing from the Wharton School of the University of Pennsylvania.

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

Tao Tan serves as PCCT's Co-President. Mr. Tan has nearly 15 years of experience across finance, strategy and business transformation. Prior to joining Perception, Mr. Tan was an officer and a senior advisor to multiple investing and operating entities. Until 2020, Mr. Tan was an Associate Partner at McKinsey & Company’s New York office. At McKinsey, Mr. Tan led teams across the firm’s transformation and private equity & principal investor practices, where he drove comprehensive performance transformation and turnaround programs for companies with revenues ranging from $200 million to $25 billion across multiple industries and continents. Most recently, Mr. Tan helped found, launch and lead McKinsey’s SPAC service line, and served in a leadership role in McKinsey’s COVID-19 client response team. Prior to McKinsey, Mr. Tan was a Senior Associate at Rose Tech Ventures, where he led the firm’s first-round investment in JUMP Bikes, which was subsequently sold to Uber in 2018. Prior to Rose Tech Ventures, Mr. Tan served in investment banking and capital markets roles at Bank of America Merrill Lynch and Lehman Brothers. Mr. Tan is a member of the Council on Foreign Relations and of the Economic Club of New York. Mr. Tan received his B.A. and his M.B.A, both with honors, from Columbia University in the City of New York, where he was an Erwin Wolfson Scholar and a Toigo Foundation Fellow.

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

Marcy Haymaker has served on our board of directors since October 2021. Ms. Haymaker has over 10 years of private equity investment experience. Ms. Haymaker is a Partner at Northern Pacific Group, which she was involved in the formation of in 2012. She also served as Principal for Sustainable Opportunities Acquisition Corp. (NYSE:SOAC), the first ESG-focused SPAC. Prior to joining NPG, Ms. Haymaker was an Associate at The Gores Group, an operations-focused private equity firm with over $4 billion in assets under management at the time. Ms. Haymaker began her career as an Analyst at US Bancorp, headquartered in Minneapolis. Ms. Haymaker serves on the boards of Renters Warehouse, 1st Choice Delivery and Lake Street Labs Topco, LLC (“Lake Street Labs”). Ms. Haymaker earned a B.S. in Finance from the Curtis L. Carlson School of Management at the University of Minnesota.

Thomas J. Abood has served on our board of directors since October 2021. From September 2019 to September 2022, Mr. Abood was CEO and a director of EVO, a national trucking firm serving the USPS and other freight customers. Currently, he sits on the board of directors of Nelson Worldwide Holdings, a national architecture, engineering and interior design firm, and SBH Funds, a mutual fund complex sponsored by Segall Bryant and Hamill. From 1994 to 2014, Mr. Abood was an owner and Executive Vice President, General Counsel and Secretary of Dougherty Financial Group LLC. From 1988 to 1994, Mr. Abood was an associate with the law firm of Skadden Arps. Mr. Abood is past Chair of the Archdiocesan Finance Council and Corporate Board of the Archdiocese of St. Paul and Minneapolis, past Chair of the board of directors and executive committee member of Citation Jet Pilots, Inc. owner pilot association, past Chair of the Board and director of MacPhail Center for Music, past Chair of the Board and governor of the University of St. Thomas School of Law, past Chair of the Board and director of the Minnesota Children’s Museum and past President and Governor of The Minikahda Club. Mr. Abood received his J.D. from Georgetown University Law Center, cum laude and his B.B.A. from the University of Notre Dame, magna cum laude.

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

R. Rudolph Reinfrank has served on our board of directors since October 2021. Mr. Reinfrank is the Managing General Partner of Riverford Partners, LLC, a strategic advisory and investment firm which acts as an investor, board member and strategic advisor to growth companies and companies in transition. Prior to founding Riverford, Mr. Reinfrank was a co-founder and a Managing General Partner of Clarity Partners L.P., an $800 million private equity firm focused on media and communications, and a co-founder of Clarity China, L.P., a $220 million private equity partnership with investments in Greater China. Prior to joining Clarity, he was a co-founder and a Managing General Partner of Rader Reinfrank & Co., a private equity fund. His prior experience includes roles as an executive, investor, and advisor across a wide range of industries for the Roy E. Disney and Marvin Davis families. Mr. Reinfrank is a member of the board of directors of MidCap Financial Investment Corp. (formerly Apollo Investment Corporation), a registered investment company and publicly-traded financial services company. Mr. Reinfrank is also a member of the board of directors of Mount Logan Capital, a publicly traded Canadian based asset manager. Mr. Reinfrank is a Senior Advisor to Grafine Partners and an Operating Partner of Nile Capital Group, both private asset management firms. Until 2021, Mr. Reinfrank was a Senior Advisor to BC Partners, a private equity and credit firm. Until November 2018, Mr. Reinfrank was a member of the board of directors of Kayne Anderson Acquisition Corp., and chairman of its audit committee and a member of its compensation committee. Mr. Reinfrank earned a B.A. from Stanford University and an M.B.A from the UCLA Graduate School of Management.

Karrie Willis has served on our board of directors since November 2022. Ms. Willis is the CFO of SMITH, a full-service digital agency with expertise in commerce, technology, custom architecture and software development. Prior to joining SMITH in 2020, Ms. Willis was the CFO of United Language Group, where she worked for four years. Currently, she is an independent board member and chair of the audit committee of MSA Engineering, a board member and treasurer of The Heroes Journey and executive chair of the Diversity & Inclusion Committee of SMITH, where she also attends all board meetings and presents content as a non-board member. During Ms. Willis’ tenure at United Language Group, she attended all board meetings and presented content as a non-board member. Ms. Willis has over 25 years of experience in financial and board leadership in private, private-equity and family fund sponsored structures. She earned a B.S. in Accounting from the University of Wisconsin LaCrosse and is licensed as a Certified Public Accountant in Minnesota.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an executive officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and the listing standards of Nasdaq. Additionally, members of our compensation committee and nominating and corporate governance committee must also satisfy the independence criteria of the Nasdaq listing standards.

Our board has determined that each of Thomas J. Abood, Omer Keilaf, R. Rudolph Reinfrank and Karrie Willis is an “independent director” under applicable SEC and Nasdaq rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Number, Terms of Office and Appointment of Directors and Officers

Our board of directors consists of seven members. Prior to an initial business combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a two-year term. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

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

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2022 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics and business conduct (our “code of ethics”) applicable to our directors, officers and employees. We have filed a copy of our code of ethics as an exhibit to this Annual Report. We have also posted a copy of our code of ethics a and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website www.perceptionii.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and in considered part of, this Annual Report You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

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

•

In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated, including other special purpose acquisition companies. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”

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

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Individual	Entity	Entity’s Business	Affiliation
Rick Gaenzle	Gilbert Global Equity Capital, L.L.C.	Private Equity	Founder and Managing Director
	Impact Delta	Advisory Private Equity	Senior Advisor
	Northern Pacific Group	Investment	Operating Partner
	Lake Street Homes		Chairman

Scott Honour	Northern Pacific Group	Private Equity	Managing Partner
	EVO Transportation & Energy Services Inc.	Transportation	Chairman of the Board of Directors

James Sheridan	Innoviz Technologies	LIDAR Manufacturer	Director

Tao Tan	Astraius	Aerospace	Senior Advisor

Corey Campbell	Northern Pacific Group	Private Equity	Chief Financial Officer

Marcy Haymaker	Northern Pacific Group	Private Equity	Partner

Thomas J. Abood	Nelson Worldwide Holdings	Architecture, Engineering And Interior Design Firm	Director
	SBH Funds	Mutual Fund	Director

Omer Keilaf	Innoviz Technologies	LIDAR Manufacturer	Chief Executive Officer and Co-Founder

R. Rudolph Reinfrank	MidCap Financial Investment Corp.	Asset Management	Audit Chair, Nominating and Governance, Special
	Riverford Partners, LLC	Investment	Managing General Partner
	Grafine Partners	Asset Management	Senior Advisor

Karrie Willis	SMITH	Digital Asset Development and Management	Chief Financial Officer

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

Item 11. Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we have paid and will pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, administrative and support services. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates. In April 2021, our sponsor transferred 30,000 founder shares to each of Thomas J. Abood, Omer Keilaf and R. Rudolph Reinfrank, our independent directors, at their original per-share purchase price. On November 18, 2022, our sponsor granted its membership interests (“sponsor units”) representing 30,000 of its founder shares to Karrie Willis, our independent director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 22, 2023, with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
•	each of our directors and officers; and
•	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of March 22, 2023.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Beneficially Owned	Approximate Percentage of Class	Beneficially Owned(2)	Approximate Percentage of Class
Perception Capital Partners II LLC (our sponsor)(3)			5,660,000	98.4%
Rick Gaenzle	—	—	—	—
Scott Honour(3)	—	—	5,660,000	98.4%
James Sheridan	—	—	—	—
Tao Tan	—	—	—	—
Corey Campbell	—	—	—	—
Marcy Haymaker(3)	—	—	5,660,000	98.4%
Omer Keilaf	—	—	30,000	*
Thomas J. Abood	—	—	30,000	*
R. Rudolph Reinfrank	—	—	30,000	*
Karrie Willis(4)	—	—	—	—

All directors, officers and director nominees as a group (10 individuals)			5,750,000	100.0%
Polar Asset Management Partners Inc.(5)	300,000	12.2%	—	—
Periscope Capital Inc.(6)	150,000	6.1%	—	—
AQR Capital Management, LLC(7)	721,976	29.4%	—	—
Shaolin Capital Management LLC(8)	201,276	11.6%	—	—
Meteora Capital, LLC(9)	182,250	7.4%	—	—
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Perception Capital Corp. II, 315 Lake Street East, Suite 301, Wayzata, MN 55391.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment.

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

(4)	On November 18, 2022 our sponsor granted to Karrie Willis membership interests (“sponsor units”) representing the equivalent of 30,000 Class B ordinary shares.
(5)

Shares beneficially owned are based on Schedule 13G filed with the SEC on February 13, 2023, by Polar Asset Management Partners Inc., a Canadian corporation (“Polar”), which information has not been independently confirmed. Polar has sole voting and dispositive power with respect to 300,000 Class A ordinary shares. The address of the shareholder, as reported in the Schedule 13G is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(6)

Shares beneficially owned are based on Schedule 13G filed with the SEC on February 13, 2023, by Periscope Capital Inc., a Canadian corporation (“Periscope”), which information has not been independently confirmed. Periscope has shared voting and dispositive power with respect to 150,000 Class A ordinary shares. The address of the shareholder, as reported in the Schedule 13G is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(7)

Shares beneficially owned are based on Schedule 13G filed with the SEC on February 14, 2023, by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, AQR Arbitrage, LLC, AQR Global Alternative Investment Offshore Fund, L.P., and AQR Capital Management GP Ltd. (collectively, “AQR”), which information has not been independently confirmed. AQR has shared voting and dispositive power with respect to 721,976 Class A ordinary shares. The address of the shareholder, as reported in the Schedule 13G is One Greenwich Plaza, Greenwich, CT 06830.

(8)

Shares beneficially owned are based on Schedule 13G filed with the SEC on February 14, 2023, by Shaolin Capital Management LLC, a Delaware limited liability company (“Shaolin”), which information has not been independently confirmed. Shaolin has shared voting and dispositive power with respect to 201,276 Class A ordinary shares. The address of the shareholder, as reported in the Schedule 13G is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(9)

Shares beneficially owned are based on Schedule 13G filed with the SEC on February 16, 2023, by Meteora Capital, LLC, a Delaware limited liability company (“Meteora”), which information has not been independently confirmed. Meteora has shared voting and dispositive power with respect to 182,250 Class A ordinary shares. The address of the shareholder, as reported in the Schedule 13G is 840 Park Drive East, Boca Raton, FL 33444.

Our initial shareholders beneficially own approximately 70.1% of the issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial business combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

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

On April 7, 2021, the sponsor transferred 30,000 founder shares to each of Omer Keilaf, Thomas J. Abood and R. Rudolph Reinfrank (or 90,000 founder shares in total) for cash consideration of approximately $0.003 per share and on November 18, 2022, the sponsor transferred sponsor units representing the equivalent of 30,000 founder shares to Karrie Willis.

Private Placement Warrants

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 10,050,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to the sponsor, including 1,050,000 private placement warrants issued pursuant to the exercise of the underwriters' over-allotment option in full, generating gross proceeds of $10,050,000. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the private placement were added to the net proceeds from the initial public offering held in the trust account. If the Company does not complete a business combination within the combination period, the proceeds from the private placement will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

If we do not complete an initial business combination by May 1, 2023 or during any extension period, the proceeds from the private placement will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the private placement warrants will expire worthless.

Registration Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of extension loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants or extension warrants and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement signed prior to the effective date of the initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

On October 31, 2022, we issued to our sponsor a convertible promissory note (the “convertible promissory note” or “extension note”) in the aggregate principal amount of up to $720,000 (the “extension loan”) in connection with certain extension loan payments to be made by our sponsor into our trust account. Pursuant to the convertible promissory note, our sponsor agreed to contribute to our trust account as an extension loan $0.04 for each outstanding Class A ordinary share for each month (or pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve our initial business combination and (ii) the aggregate extension loan contributions from our sponsor totaling $720,000. Our sponsor may elect to settle any unpaid extension loan contributions outstanding under the convertible promissory note in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant, as described in Section 6 of the convertible promissory note. The extension loan warrants are identical to the warrants sold in our private placement, as described in Section 6 of the extension note.

In order to finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to (other than pursuant to the working capital promissory note), loan the Company working capital as may be required. If the Company completes a business combination, the Company would repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant, into redeemable warrants to purchase Class A ordinary shares at an exercise price of $11.50 per share.

On December 7, 2022, in order to finance transaction costs in connection with our initial business combination, our sponsor provided to us a $25,000 working capital loan, evidenced by a working capital promissory note, effective as of December 7, 2022 and dated as of January 10, 2023, from which we may make withdrawals for up to $2,500,000 in the aggregate. Pursuant to the working capital promissory note, our sponsor may elect to settle amounts outstanding under the working capital promissory note by conversion of the outstanding principal balance, at a conversion price of $1.00 per warrant, into redeemable warrants to purchase Class A ordinary shares at an exercise price of $11.50 per warrant. The unpaid principal balance of outstanding working capital loans is due and payable in full on the earlier of: (i) August 7, 2023, and (ii) the date on which we consummate our initial business combination.

Administrative Services Agreement

As of the effective date of our initial public offering, we entered into an agreement to pay our sponsor a total of up to $10,000 per month for office space, administrative and support services. We will cease paying these monthly fees upon the completion of an initial business combination.  For the period from January 1, 2022 through December 31, 2022, $120,000 of administrative support expenses were incurred. For the period from January 21, 2021 through December 31, 2021, $20,000 of administrative support expenses were incurred.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the period from January 21, 2021 (inception) through December 31, 2021 and the fiscal year ended December 31, 2022 include:

	For the Year ended December 31, 2022	For the Period from January 21, 2021 through December 31, 2020
Audit Fees(1)	$116,943	$91,000
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$11,330	$—
All Other Fees(4)	$—	$—
Total	$128,273	$91,000

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

No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated as of January 16, 2023, among the Company, Merger Sub and Spectaire.
3.1(4)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(3)	Warrant Agreement, dated October 27, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(4)	Description of the Company’s securities.
10.1(3)	Letter Agreement, dated October 27, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(3)	Investment Management Trust Agreement, dated October 27, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(3)	Registration Rights Agreement, dated October 27, 2021, among the Company, the Sponsor and certain other security holders named therein.
10.4(3)	Administrative Services Agreement, dated October 27, 2021, between the Company and the Sponsor.
10.5(3)	Sponsor Warrants Purchase Agreement, dated October 27, 2021, between the Company and the Sponsor.
10.6(4)	Indemnity Agreement, dated October 27, 2021, between the Company and Rick Gaenzle.
10.7(4)	Indemnity Agreement, dated October 27, 2021, between the Company and Scott Honour.
10.8(4)	Indemnity Agreement, dated October 27, 2021, between the Company and James Sheridan.
10.9*	Indemnity Agreement, dated January 1, 2023, between the Company and Tao Tan.
10.10(4)	Indemnity Agreement, dated October 27, 2021, between the Company and Corey Campbell.
10.11(4)	Indemnity Agreement, dated October 27, 2021, between the Company and Marcy Haymaker.
10.12(4)	Indemnity Agreement, dated October 27, 2021, between the Company and Omer Keilaf.
10.13(4)	Indemnity Agreement, dated October 27, 2021, between the Company and Thomas J. Abood.
10.14(4)	Indemnity Agreement, dated October 27, 2021, between the Company and R. Rudolph Reinfrank.
10.15(2)	Indemnity Agreement, dated November 18, 2022, between the Company and Karrie Willis.
10.16(2)	Joinder to the Letter Agreement, dated November 18, 2022, between the Company and Karrie Willis.
10.17*	Joinder to the Letter Agreement, dated January 1, 2023, between the Company and Tao Tan.
10.18(2)	Joinder to the Registration Rights Agreement, dated November 18, 2022, between the Company and Karrie Willis.
10.19(5)	Extension Note, dated as of October 31, 2022, between the Company and the Sponsor.
10.20*	Working Capital Promissory Note, dated as of January 10, 2023, between the Company and the Sponsor.
10.21(1)	Forward Purchase Agreement, dated as of January 14, 2023, among the Company, Spectaire and Meteora.
10.22(1)	Sponsor Support Agreement, dated as of January 16, 2023, among the Company, the Sponsor and Spectaire.
14.01(4)	Code of Ethics and Business Conduct of Perception Capital Corp. II.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

No.	Description of Exhibit
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2023.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2022
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 1, 2021.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 1, 2022.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2023	Perception Capital Corp. II
/s/ Rick Gaenzle
	By:	Rick Gaenzle
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2023.

/s/ Rick Gaenzle
Name:	Rick Gaenzle
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Corey Campbell
Name:	Corey Campbell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Scott Honour
Name:	Scott Honour
Title:	Chairman of the Board

/s/ Marcy Haymaker
Name:	Marcy Haymaker
Title:	Director

/s/ Thomas J. Abood
Name:	Thomas J. Abood
Title:	Director

/s/ Omer Keilaf
Name:	Omer Keilaf
Title:	Director

/s/ R. Rudolph Reinfrank
Name:	R. Rudolph Reinfrank
Title:	Director

/s/ Karrie Willis
Name:	Karrie Willis
Title:	Director

PERCEPTION CAPITAL CORP. II

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the period ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders' Deficit for the period ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the period ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Perception Capital Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Perception Capital Corp. II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and the period from January 21, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from January 21, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has negative working capital, has incurred significant costs, needs to raise additional funds to meet its obligations and sustain its operations and the Company’s business plan is dependent on the completion of a business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Tampa, FL

March 27, 2023

PERCEPTION CAPITAL CORP. II

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$4,730	$818,833
Prepaid expenses - current	107,179	342,364
Total current assets	111,909	1,161,197
Prepaid expenses - noncurrent	—	107,084
Investments held in Trust Account	25,517,987	233,452,747
Total Assets	$25,629,896	$234,721,028

Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$783,055	$10,035
Accounts payable - related party	104,808	49,182
Accrued expenses	1,906,825	126,644
Accrued expense – related party		10,977	—
Accrued offering costs	224,235	231,235
Convertible promissory notes – related party		221,631	—
Total current liabilities	3,251,531	417,096
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	11,301,531	8,467,096

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 2,457,892 and 23,000,000 shares at redemption value of $10.34 and $10.15 per share, respectively, at December 31, 2022 and 2021, respectively	25,417,987	233,450,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021; (excluding 2,457,892 and 23,000,000 shares subject to possible redemption, respectively) at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,090,197)	(7,196,643)
Total shareholders' deficit	(11,089,622)	(7,196,068)
Total Liabilities and Shareholders' Deficit	$25,629,896	$234,721,028

The accompanying notes are an integral part of this financial statement.

PERCEPTION CAPITAL CORP. II

STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period January 21, 2021 (Inception) through December 31, 2021
Operating and formation costs	$3,794,176	$316,021
Loss from operations	(3,794,176)	(316,021)
Interest and dividend income on investments held in Trust Account	2,030,383	2,747
Net Loss	$(1,763,793)	$(313,274)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	19,398,096	4,011,628
Basic and diluted net loss per share, Class A ordinary shares	$(0.07)	$(0.03)
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)	5,750,000	5,072,674
Basic and diluted net loss per share, Class B ordinary shares	$(0.07)	$(0.03)

(1) In August 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share surrender (see Note 5).

The accompanying notes are an integral part of this financial statement.

PERCEPTION CAPITAL CORP. II

STATEMENT OF CHANGES IN SHAREHOLDERS' DEFECIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	5,750,000	$575	$—	$(7,196,643)	$(7,196,068)
Net loss	—	—	—	—	—	(1,763,793)	(1,763,793)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(2,129,761)	(2,129,761)
Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(11,090,197)	$(11,089,622)

FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 21, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425		25,000
Proceeds allocate to public warrants, net of offering costs	—	—	—	—	9,072,568	—	9,072,568
Sale of 10,050,000 private placement warrants to Sponsor, net of offering costs	—	—	—	—	10,014,058	—	10,014,058
Re-measurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	(19,111,051)	(6,883,369)	(25,994,420)
Net loss	—	—	—	—	—	(313,274)	(313,274)
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(7,196,643)	$(7,196,068)

The accompanying notes are an integral part of this financial statement.

PERCEPTION CAPITAL CORP. II

STATEMENTS OF CASH FLOWS

	For the Period Ended December 31, 2022	For the Period from January 21, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net Loss	$(1,763,793)	$(313,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(2,030,383)	(2,747)
Formation costs paid by Sponsor in exchange for Class B ordinary shares	—	11,770
Changes in operating assets and liabilities:
Prepaid expenses	342,269	(449,448)
Accounts payable	773,020	10,035
Accounts payable - related party	55,626	49,182
Accrued expenses	1,784,158	126,644
Net cash used in operating activities	(839,103)	(567,838)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(196,631)	(233,450,000)
Cash withdrawn from Trust Account for payment to redeeming shareholders	210,161,774	—
Net cash provided by (used) in investing activities	209,965,143	(233,450,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	223,765
Repayment of promissory note - related party	—	(223,765)
Proceeds from convertible promissory note - related party	221,631	—
Proceeds from sale of private placement warrants	—	10,050,000
Proceeds from initial public offering, net of underwriting discount paid	—	225,400,000
Payment to redeeming shareholders	(210,161,774)	—
Payment of offering costs	—	(613,329)
Net cash provided by (used in) financing activities	(209,940,143)	234,836,671

Net Change in Cash	(814,103)	818,833
Cash - Beginning of period	818,833	—
Cash - End of period	$4,730	$818,833

Supplemental disclosures of non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to redemption to redemption value	$2,129,761	$25,994,420
Deferred underwriting fee payable	$—	$8,050,000
Offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$13,230
Offering costs included in accrued offering costs	$—	$231,235

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through December 31, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. On January 16, 2023, the company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Perception Spectaire Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of PCCT (“Merger Sub”), and Spectaire Inc., a Delaware corporation (“Spectaire”). See Note 9 for further details. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

PERCEPTION CAPITAL CORP. II

NOTES TO FINANCIAL STATEMENTS

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

The Sponsor has agreed to waive (i) redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held by it in connection with a shareholder vote to amend the Company's Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company's obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete an initial Business Combination by May 1, 2023, or with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares it holds if the Company fails to complete an initial Business Combination by May 1, 2023, or any extended period of time that the Company may have to consummate an initial Business Combination. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination by May 1, 2023.

The Company will have until May 1, 2023 to complete a Business Combination or receive shareholder approval for another extension (the “Combination Period”). If the Company is unable to complete a Business Combination or receive extension approval within the Combination Period, the Company will (i) cease all operations except for the

PERCEPTION CAPITAL CORP. II

NOTES TO FINANCIAL STATEMENTS

purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Amendment to Certificate of Incorporation

On October 28, 2022, the Company held an extraordinary general meeting (the “general meeting”), at which holders of 23,264,839 ordinary shares, comprised of 17,514,839 Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), and 5,750,000 Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”), were present in person or by proxy, representing approximately 80.9% of the voting power of the 28,750,000 issued and outstanding ordinary shares of the company, comprised of 23,000,000 Class A ordinary shares and 5,750,000 Class B ordinary shares, entitled to vote at the general meeting at the close of business on September 29, 2022, which was the record date (the “record date”) for the general meeting. Shareholders of record as of the close of business on the record date are referred to herein as “shareholders.”

On October 28, 2022, the company filed with the Cayman Islands Registrar of Companies an amendment to the amended and restated memorandum and articles of association of the company (the “charter amendment”).  The charter amendment extended the date by which the company must (1) consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination (the “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem all of the Class A ordinary shares included as part of the units sold in its initial public offering from November 1, 2022, to May 1, 2023 (the “charter extension”).

In connection with the charter extension, a total of 159 shareholders have elected to redeem an aggregate of 20,542,108 Class A ordinary shares, representing approximately 89.3% of the issued and outstanding Class A ordinary shares. As

PERCEPTION CAPITAL CORP. II

NOTES TO FINANCIAL STATEMENTS

a result, $210,161,773.71 was paid out of the company’s trust account in connection with the redemptions, representing a redemption price per Class A ordinary share of approximately $10.23.

On October 31, 2022, the Company issued a convertible promissory note in the aggregate principal amount of up to $720,000 (the “extension loan”) to its sponsor, Perception Capital Partners II LLC, a Delaware limited liability company (the “sponsor”). The total borrowings on the note as of December 31, 2022 is $196,631. The extension loan was issued in connection with certain payments to be made by the sponsor into the trust account of the company pursuant to the company’s amended and restated certificate of incorporation, to provide the company with an extension of the date by which it must consummate an initial business combination from November 1, 2022, to May 1, 2023 (the “extension”)  See Note 5 for further discussion on the convertible promissory note.

Going Concern

As of December 31, 2022, the Company had $4,730 in cash held outside of the Trust Account and negative working capital of $3,139,622. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds made available to the Company under Working Capital Loans (as defined in Note 5). While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary.

The Company will have until May 1, 2023 to complete a Business Combination or receive shareholder approval for an extension. If a Business Combination is not consummated or an extension is not approved by May 1, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period (including any extended period of time as described above). The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In addition to the risks noted above under Going Concern, the company is also subject to the following:

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because the combined company will be a Delaware corporation and the Company’s securities are expected to trade on Nasdaq following the Business Combination, the Company will be a “covered corporation” within the meaning of the Inflation Reduction Act following the Business Combination. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of its Class A ordinary shares after December 31, 2022, including redemptions in connection with the Business Combination, unless an exemption is available.

PERCEPTION CAPITAL CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

PERCEPTION CAPITAL CORP. II

NOTES TO FINANCIAL STATEMENTS

Investments Held in Trust Account

As of December 31, 2022 and 2021, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

As of December 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. The Company had $25,517,987 and $233,452,747 in investments held in the Trust Account as of December 31, 2022 and December 31, 2021, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified as temporary equity on the balance sheets.

Under ASC 480, the Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2022, increased as the income earned on the Trust Account exceeds $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,129,761 during the year ended December 31, 2022.

PERCEPTION CAPITAL CORP. II

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,637,000)
Issuance costs allocated to Class A ordinary shares	(12,907,420)
Plus:
Accretion of carrying value to redemption value	25,994,420
Class A ordinary shares subject to possible redemption as of December 31, 2021	233,450,000
Plus:
Remeasurement of carrying value to redemption value	2,129,761
Initial Pre-Extension Redemption	(210,161,774)
Class A ordinary shares subject to possible redemption as of December 31, 2022	$25,417,987

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates

PERCEPTION CAPITAL CORP. II

NOTES TO FINANCIAL STATEMENTS

income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 21,550,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Period Ended December 31, 2022		For the Period January 21, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,360,510)	$(403,283)	$(138,342)	$(174,932)
Denominator:
Basic and diluted weighted average shares	19,398,096	5,750,000	4,011,628	5,072,674
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.03)	$(0.03)

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

PERCEPTION CAPITAL CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Under ASC 718, compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares

PERCEPTION CAPITAL CORP. II

NOTES TO FINANCIAL STATEMENTS

that ultimately vest multiplied times the grant date fair value per share of $2.08 (or a total of $187,489) (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Promissory Notes - Related Party

On January 25, 2021, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The promissory note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of 223,765 was repaid at the closing of the Initial Public Offering on November 1, 2021.  As of December 31, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the year ended December 31, 2022, $120,000 of administrative support expenses were incurred. For the period from January 21, 2021 (inception) through December 31, 2021, $20,000 of administrative support expenses were incurred. As of December 31, 2022 and December 31, 2021, $20,000 and $20,000 related to this agreement is recorded in accounts payable - related party on the balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, the outstanding amount of Working Capital Loans were $25,000. No Working Capital Loans were outstanding as of December 31, 2021.

On October 31, 2022, the Company issued a convertible promissory note in the aggregate principal amount of up to $720,000 (the “extension loan”) to its sponsor, Perception Capital Partners II LLC, a Delaware limited liability company (the “sponsor”). The extension loan was issued in connection with certain payments to be made by the sponsor into the trust account of the company pursuant to the company’s amended and restated certificate of incorporation, to provide the company with an extension of the date by which it must consummate an initial business combination from November 1, 2022, to May 1, 2023 (the “extension”). The contribution(s) and the extension loans do not bear any interest and will be repayable by the company to the sponsor upon the earlier of (i) the date by which the company must complete an initial business combination and (ii) the consummation of an initial business combination.  The extension loans may be settled, at the option of the sponsor, in whole warrants to purchase Class A ordinary shares of the company at a conversion price equal to $1.00 per warrant (the “extension loan warrants”).  Each extension loan warrant will entitle the holder thereof to purchase one Class A ordinary share of the company at an exercise price of $11.50 per share, subject to certain adjustments. The extension loan warrants are identical to the warrants included in the units sold in the company’s initial public offering, except that, so long as they are held by the sponsor or its permitted transferees: (1) they will not be redeemable by the company; (2) they (including the Class A ordinary shares issuable upon exercise of the extension loan warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of the company’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A ordinary

PERCEPTION CAPITAL CORP. II

NOTES TO FINANCIAL STATEMENTS

shares issuable upon exercise of the extension loan warrants) are entitled to registration rights.  The maturity date of the extension loans may be accelerated upon the occurrence of an “event of default” (as defined within the agreement). Any outstanding principal under the extension loans may be prepaid at any time by the company, at its election and without penalty, provided, however, that the sponsor shall have a right to first convert such principal balance of the extension loan upon notice of such prepayment. As of December 31, 2022, $196,631 is outstanding under the extension loan.

Reimbursed Expenses - Related Party

The Company's Sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. As of December 31, 2022, $316,861 of such expenses were incurred. As of December 31, 2022, $84,808 was recorded in accounts payable - related party. For the period from January 21, 2021 (inception) through December 31, 2021 $29,182 of such expenses were incurred. As of December 31, 2021, $29,182 of such expenses were recorded in accounts payable - related party.

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

NOTE 7. SHAREHOLDERS' EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021 there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022, there were 2,457,892 Class A ordinary shares issued and outstanding, including 2,457,892 Class A ordinary shares subject to possible redemption. As of December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, including 23,000,000 Class A ordinary shares subject to possible redemption.

PERCEPTION CAPITAL CORP. II

NOTES TO FINANCIAL STATEMENTS

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

PERCEPTION CAPITAL CORP. II

NOTES TO FINANCIAL STATEMENTS

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

PERCEPTION CAPITAL CORP. II

NOTES TO FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$25,517,987	$25,517,987	$—	$—
December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$233,452,747	$233,452,747	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 3, 2023, February 1, 2023, and March 1, 2023, the Company drew down an additional $98,316 on the extension loan, $294,947 in total (see Note 5).

On January 16, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Perception Spectaire Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Spectaire Inc., a Delaware corporation (“Spectaire”). Details regarding the merger can be found in the Company's January 18, 2023 Form 8-K filing. The purchase price allocation has not yet been completed. The Company will provide the purchase price allocation and pro forma operating results of the company in its Form 10-Q for the period of March 31, 2023.

On February 28, 2023, March 6, 2023 and March 22, 2023, the Company drew down an additional $225,000, $150,000 and $50,000, respectively on the working capital loan (see Note 5).

On March 23, 2023, the Company and Jefferies, as representative of the IPO Underwriters, entered into the pursuant to that certain first amendment agreement to the underwriting agreement between Jefferies, as representative of the IPO Underwriters, and the Company, pursuant to which the Company and Jefferies agreed that the deferred underwriting discount will be payable only to Jefferies, individually and not as representative and for the accounts of the IPO Underwriters, after such other IPO Underwriters waived or indicated to PCCT they will waive their entitlement to the payment of any deferred underwriting discount, thereby reducing the amount of such deferred underwriting discount to $5,635,000 (the “Deferred Discount”) to be paid as follows: (a) if there is at least $25,000,000 of (i) available funds in the Trust Account, plus (ii) amounts received by the Company in connection with equity purchase agreements prior to or substantially concurrently with the Closing, minus (iii) amounts payable in connection with the Redemption, minus (iv) amounts payable pursuant to the Forward Purchase Agreement, minus (v) all fees incurred by the Company and Spectaire for outside advisors in connection with the Business Combination (the “Closing Surviving Corporation Cash”), the Deferred Discount will be due to Jefferies at the Closing; and (b) if there is less than $25,000,000 of the Closing Surviving Corporation Cash, $2,000,000 of the Deferred Discount will be due to Jefferies at the Closing, with the remaining $3,635,000 (the “Deferred Cash Obligation”) being due to Jefferies no later than eighteen months following the Closing. For the avoidance of doubt, the Deferred Discount is payable solely to Jefferies and not the other IPO Underwriters, which have waived or indicated to PCCT that they will waive their entitlement to the payment of any deferred underwriting discount. The Company may, at its sole discretion, elect to

PERCEPTION CAPITAL CORP. II

NOTES TO FINANCIAL STATEMENTS

pay all or any of the Deferred Cash Obligation in shares of NewCo Common Stock (the “Deferred Stock Payment Shares”); provided that, the Company will provide Jefferies with written notice of its election to deliver the Deferred Cash Obligation as the Deferred Stock Payment Shares no earlier than sixty (60) calendar days following the Closing but no later than two business days prior to the delivery of the Deferred Stock Payment Shares. Jefferies is entitled to customary shelf registration rights with respect to the Deferred Stock Payment Shares. the Company has agreed to file a shelf registration statement to register the Deferred Stock Payment Shares within fifteen business days of their delivery.

In connection with the business combination, the Company also entered into an agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”) with the Seller. Pursuant to the terms of the Forward Purchase Agreement, the Seller intends, but is not obligated, to purchase up to a maximum of 2,457,892 of Perception’s Class A Ordinary Shares from holders (other than Perception or its affiliates) who have elected to redeem such shares in connection with the Business Combination. Purchases by Seller will be made through brokers in the open market after the redemption deadline in connection with the Business Combination.

Following the Closing, and as additional consideration for the Merger, after the occurrence of certain Triggering Events, Acquiror shall issue or cause to be issued to the Eligible Company Equityholders 7,500,000 shares of Acquiror Common Stock (which shall be equitably adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to Domesticated Acquiror Common Stock occurring on or after the Closing) (such shares, the “Earnout Shares”), upon the terms and subject to the conditions set forth in the Agreement.  The Triggering events are (i) the date on which the volume-weighted average closing sale price of one share of Acquiror Common Stock quoted on the Nasdaq Capital Market is greater than or equal to $15.00 for any twenty trading days within any thirty consecutive trading day period within the earnout period, (ii) the date on which the volume-weighted average closing sale price of one share of Acquiror Common Stock quoted on the Nasdaq Capital Market is greater than or equal to $20.00 for any twenty trading days within any thirty consecutive trading day period within the earnout period, or (iii) the date on which the volume-weighted average closing sale price of one share of Acquiror Common Stock quoted on the Nasdaq Capital Market is greater than or equal to $25.00 for any twenty trading days within any thirty consecutive trading day period within the earnout period. The earnout period is the time period between the Closing Date and the five-year anniversary of the Closing Date.