Form 10-K/A
period 2022-12-31
Perception Capital Corp. II
filed 2023-05-09
CIK 1844149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Audit Firm Name:  Marcum LLPAudit Firm Location: Tampa, FLAudit Firm PCAOB #:

688

EXPLANATORY NOTE

Perception Capital Corp. II (the “company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023 (the “Form 10-K”). The sole purpose of this Amendment is to correct an inadvertent omission of certain language from paragraph 4 of the Section 302 certifications originally filed in the Form 10-K as Exhibit 31.1 and Exhibit 31.2. Because no financial statements have been included in this Amendment, paragraph 3 of the Section 302 certifications filed herewith as Exhibits 31.1 and 31.2 have been omitted.

This Amendment contains only the Cover Page, this Explanatory Note and Exhibits 31.1 and 31.2. Other than as expressly set forth in this Amendment, this Amendment does not amend, modify or restate any other information or disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the original filing of the Form 10-K. Accordingly, the company’s Form 10-K continues to speak as of March 27, 2023 and this Amendment should be read in conjunction with the Form 10-K and other company filings made with the SEC.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits: The exhibits listed in the following index are filed as part of this Amendment.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2023	Perception Capital Corp. II
/s/ Rick Gaenzle
	By:	Rick Gaenzle
	Title:	Chief Executive Officer