Form 10-Q
period 2023-03-31
Perception Capital Corp. II
filed 2023-05-23
CIK 1844149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 22, 2022, there were 2,080,915 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of the registrant's Class B ordinary share, par value $0.0001 per share, issued and outstanding.

PERCEPTION CAPITAL CORP. II

PERCEPTION CAPITAL CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$48,857	$4,730
Prepaid expenses	77,179	107,179
Deferred offering costs	14,532	—
Total current assets	140,568	111,909
Investments held in Trust Account	26,071,412	25,517,987
Total Assets	$26,211,980	$25,629,896
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$755,466	$783,055
Accounts payable - related party	35,425	104,808
Accrued expenses	3,714,663	1,906,825
Accrued expense - related party	15,570	10,977
Accrued offering costs	224,235	224,235
Convertible promissory notes - related party	941,578	221,631
Forward purchase units	4,020,000	—
Total current liabilities	9,706,937	3,251,531
Deferred underwriting fee payable	5,635,000	8,050,000
Total Liabilities	$15,341,937	$11,301,531
Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 2,457,892 shares at redemption value of $10.57 and $10.34 per share at March 31, 2023 and December 31, 2022, respectively	$25,971,412	$25,417,987
Shareholders' Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022; excluding 2,457,892 shares subject to possible redemption at March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding	575	575
Accumulated deficit	(15,101,944)	(11,090,197)
Total shareholders' deficit	(15,101,369)	(11,089,622)
Total Liabilities and Shareholders' Deficit	$26,211,980	$25,629,896

The accompanying notes are an integral part of this financial statement.

PERCEPTION CAPITAL CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Operating and formation costs	$2,111,800	$508,376
Loss from operations	(2,111,800)	(508,376)
Interest and dividend income on investments held in Trust Account	258,478	18,197
Change in fair value of forward purchase units	(190,000)	—
Net Loss	$(2,043,322)	$(490,179)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	2,457,892	23,000,000
Basic and diluted net loss per share, Class A ordinary shares	$(0.25)	$(0.02)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.25)	$(0.02)

The accompanying notes are an integral part of this financial statement.

PERCEPTION CAPITAL CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(11,090,197)	$(11,089,622)
Net loss	—	—	—	—	—	(2,043,322)	(2,043,322)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(553,425)	(553,425)
Initial measurement of forward purchase units	—	—	—	—	—	(3,830,000)	(3,830,000)
Reduction of deferred underwriting fee payable	—	—	—	—	—	2,415,000	2,415,000
Balance - March 31, 2023	—	$—	5,750,000	$575	$—	$(15,101,944)	$(15,101,369)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(7,196,643)	$(7,196,068)
Net loss	—	—	—	—	—	(490,179)	(490,179)
Balance - March 31, 2022	—	$—	5,750,000	$575	$—	$(7,686,822)	$(7,686,247)

The accompanying notes are an integral part of this financial statement.

PERCEPTION CAPITAL CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash Flows from Operating Activities:
Net Loss	$(2,043,322)	$(490,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(258,478)	(18,197)
Change in fair value of forward purchase units	190,000	—
Changes in operating assets and liabilities:
Prepaid expenses	30,000	45,034
Deferred offering costs	(14,533)	—
Accounts payable	(27,588)	12,305
Accounts payable - related party	(69,383)	(49,182)
Accrued expenses	1,807,838	193,294
Accrued expenses - related party	4,593	25,799
Net cash used in operating activities	(380,873)	(281,126)
Cash Flows from Investing Activities:
Cash deposited into Trust Account	(294,947)	—
Net cash used in investing activities	(294,947)	—
Cash Flows from Financing Activities:
Proceeds from convertible promissory notes - related party	719,947	—
Payment of offering costs	—	(7,000)
Net cash provided by (used in) financing activities	719,947	(7,000)
Net Change in Cash	44,127	(288,126)
Cash - Beginning of period	4,730	818,833
Cash - End of period	$48,857	$530,707
Supplemental disclosures of non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to redemption value	$553,425	$—
Reduction of deferred underwriting fee payable	$2,415,000	$—
Initial measurement of forward purchase units	$3,830,000	$—

The accompanying notes are an integral part of this financial statement.

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through March 31, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $13,617,198, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees and $967,198 of other offering costs.  On March 23, 2023, the underwriters agreed to reduce their rights to the portion of the fee payable by the Company for deferred underwriting commissions, which is discussed in Note 7.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company will proceed with a Business Combination only if, in the event that the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination (see Note 10 for subsequent amendment to charter). If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The Sponsor has agreed to waive (i) redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held by it in connection with a shareholder vote to amend the Company's Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company's obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete an initial Business Combination by May 1, 2023. Subsequent to the period, the Company extended to the initial public offering date to November 1, 2023 (See Note 10), or with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares it holds if the Company fails to complete an initial Business Combination by November 1, 2023, or any extended period of time that the Company may have to consummate an initial Business Combination. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination by November 1, 2023.

The Company will have until November 1, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

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

On October 28, 2022, the company filed with the Cayman Islands Registrar of Companies an amendment to the amended and restated memorandum and articles of association of the company (the “charter amendment”).  The charter amendment extended the date by which the company must (1) consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination (the “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem all of the Class A ordinary shares included as part of the units sold in its initial public offering from November 1, 2022, to May 1, 2023 (the “October 28, 2022 charter extension”). Subsequent to the period, the Company extended to the initial public offering date to November 1, 2023 (See Note 10).

In connection with the October 28, 2022 charter extension, a total of 159 shareholders elected to redeem an aggregate of 20,542,108 Class A ordinary shares, representing approximately 89.3% of the issued and outstanding Class A ordinary shares. As a result, $210,161,773.71 was paid out of the company’s trust account in connection with the redemptions, representing a redemption price per Class A ordinary share of approximately $10.23.

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

On October 31, 2022, the Company issued a convertible promissory note in the aggregate principal amount of up to $720,000 (the “extension loan”) to its sponsor, Perception Capital Partners II LLC, a Delaware limited liability company (the “sponsor”). The total borrowings on the note as of March 31, 2023 is $491,578. The extension loan was issued in connection with certain payments to be made by the sponsor into the trust account of the company pursuant to the company’s amended and restated certificate of incorporation, to provide the company with an extension of the date by which it must consummate an initial business combination from November 1, 2022, to May 1, 2023. See Note 6 for further discussion on the convertible promissory note. Subsequent to the period, the Company extended to the initial public offering date to November 1, 2023 (See Note 10).

Business Combination Agreement

On January 16, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Perception Spectaire Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Spectaire Inc., a Delaware corporation (“Spectaire”). Details regarding the merger can be found in the Company's January 17, 2023 Form 8-K filing. The purchase price allocation has not yet been completed.  The Merger Agreement provides that the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”):

(i) prior to the effective time of the Business Combination (the “Effective Time”), the aggregate amount of each outstanding convertible promissory note of Spectaire, including all outstanding principal and interest accrued but unpaid thereon, will convert into shares of common stock, par value $0.0001 per share, of Spectaire (“Spectaire Common Stock”), and each share of the Series Seed Preferred Stock, par value $0.0001 per share, of Spectaire will convert into one share of Spectaire Common Stock (such conversions, the “Spectaire Security Conversion”);

(ii) at the Effective Time (after giving effect to the Spectaire Security Conversion):

(a) each share of Spectaire Common Stock (other than shares of Spectaire Common Stock subject to Spectaire Options and Spectaire RSUs (each as defined below), Spectaire Restricted Shares (as defined below), treasury stock and dissenting shares) will convert into the right to receive its pro rata portion (on a fully diluted basis) of the Net Merger Consideration and the Earnout Shares (as defined below);

(b) each outstanding option to purchase Spectaire Common Stock (“Spectaire Option”) will be converted into (x) an option to purchase, upon substantially the same terms and conditions, a whole number of shares of PCCT ("Perception Capital Corp. II) Common Stock (rounded down to the nearest whole share) equal to (1) the number of shares of Spectaire Common Stock subject to such Spectaire Option as of immediately prior to the Effective Time multiplied by (2) the Exchange Ratio (as defined in the Merger Agreement) and (y) the right to receive its pro rata portion of the Earnout Shares;

(c) each outstanding restricted stock unit relating to Spectaire Common Stock (“Spectaire RSU”) will be converted into (x) a restricted stock unit, upon substantially the same terms and conditions, relating to a whole number of shares of PCCT Common Stock (rounded down to the nearest whole share) equal to (1) the number of shares of Spectaire Common Stock subject to such Spectaire RSU as of immediately prior to the Effective Time multiplied by (2) the Exchange Ratio and (y) the right to receive its pro rata portion of the Earnout Shares; and

(d) each outstanding award of restricted shares of Spectaire Common Stock subject to vesting conditions and/or a risk of forfeiture (“Spectaire Restricted Shares”) will be converted into (x) an award, upon substantially the same terms and conditions, of a whole number of restricted shares of PCCT Common Stock equal to (1) the number of shares of Spectaire Common Stock subject to such Spectaire Restricted Share as of immediately prior to the Effective Time multiplied by (2) the Exchange Ratio and (y) the right to receive its pro rata portion of the Earnout Shares.

The number of Earnout Shares will be equal to 7,500,000 additional shares of PCCT Common Stock (as equitably adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to PCCT Common Stock occurring on or after the Closing).  The Earnout Shares may be issued in three equal tranches upon the volume-

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

weighted price per share of PCCT Common Stock equaling or exceeding $15.00, $20.00 or $25.00 for at least 20 trading days in any consecutive 30-day trading period within the five-year period ("Earnout Period") following the closing of the Business Combination.  If, during the Earnout Period, there is a Change of Control where the Company or its stockholders have the right to receive consideration implying a value per share of PCCT Common Stock of less than $15 no Earnout Shares will be issuable.  If the value per share of PCCT Common Stock is greater than or equal to $15 but less than $20 then the Company shall issue 2,500,000 shares of PCCT Common Stock to the Eligible Company Equity holders.  If the value per share of PCCT Common Stock is greater than or equal to $20 but less than $25 then the Company shall issue 5,000,000 shares of PCCT Common Stock to the Eligible Company Equity holders. If the value per share of PCCT Common Stock is greater than or equal to $25 then the Company shall issue 7,500,000 shares of PCCT Common Stock to the Eligible Company Equity holders.

If, during the Earnout Period, (i) any liquidation, dissolution or winding up of Acquiror is initiated, (ii) any bankruptcy, dissolution or liquidation proceeding is instituted by or against Acquiror or (iii) Acquiror makes an assignment for the benefit of creditors or consents to the appointment of a custodian, receiver or trustee for all or substantial part of its assets or properties, then any Earnout Shares that have not been previously issued by Acquiror (whether or not previously earned) shall be deemed earned and due by Acquiror to the Eligible Company Equity holders.

In connection with the business combination, the Company also entered into an agreement (the “Forward Purchase Agreement”) for an OTC Equity Forward Transaction (the “Forward Purchase Transaction”) with Meteora Special Opportunity Fund I, LLP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP (collectively the “Seller”). Pursuant to the terms of the Forward Purchase Agreement, the Seller intends, but is not obligated, to purchase up to a maximum of 2,457,892 of Perception’s Class A Ordinary Shares from holders (other than Perception or its affiliates) who have elected to redeem such shares in connection with the Business Combination. Purchases by Seller will be made through brokers in the open market after the redemption deadline in connection with the Business Combination at a price no higher than the redemption price to be paid by the Company in connection with the Business Combination. The Forward Purchase Agreement is within the scope of ASC 480-10 due to the obligation to repurchase the issuer’s equity shares and transfer cash.  Accordingly, the initial fair value will be booked on the balance sheet and any changes in value will be recognized in earnings in the period of remeasurement.

On March 31, 2023, in association with the Merger Agreement, the Company issued an unsecured promissory note to Spectaire, Inc. (“Spectaire Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The promissory note was non-interest bearing and payable on the date of any termination of the Merger Agreement (the “Maturity Date”), unless accelerated upon the occurrence of an event of default (as defined within the agreement). As of March 31, 2023, there had been no drawdowns under the Promissory Note.

Going Concern

As of March 31, 2023, the Company had $48,857 in cash held outside of the Trust Account and negative working capital of $9,566,369. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through proceeds made available to the Company under Working Capital Loans (as defined in Note 6), Extension Loan (as defined in Note 6), and the Spectaire Loan (as defined in Note 1). While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary.

As noted in Note 10, subsequent to the reporting period the Company adopted an amendment to its amended and restatement memorandum and articles of association so that it will have until November 1, 2023 to complete a Business Combination. If a Business Combination is not consummated by November 1, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company.

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation limit. Recently, there has been significant volatility and instability among banks and financial institutions and on March 10, 2023, Silicon Valley Bank, at SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver, and for a period of time, customers of the bank did not have access to their funds and there was uncertainty as to when, if at all, customers would have access to funds in excess of the FDIC insured amounts. The Company held deposits at SVB at the time of its closure but the deposits were under the FDIC limit and no losses were incurred. Going forward, should one or more of the financial institutions at which our deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise, or the timing of any recovery. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. The Company had $26,071,412 and $25,517,987 in investments held in the Trust Account as of March 31, 2023 and December 31, 2022, respectively.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Public Warrants (as defined in Note 3) and Private Placement Warrants are equity classified (see Note 8).

Class A Ordinary Shares Subject to Possible Redemption

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption, at a price of $10.15 per share, of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified as temporary equity on the balance sheets.

Under ASC 480, the Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of March 31, 2023, increased as the income earned on the Trust Account exceeds $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $553,425 during the three months ended March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,637,000)
Issuance costs allocated to Class A ordinary shares	(12,907,420)
Plus:
Accretion of carrying value to redemption value	28,124,181
Initial Pre-Extension Redemption	(210,161,774)
Class A ordinary shares subject to possible redemption as of December 31, 2022	25,417,987
Plus:
Remeasurement of carrying value to redemption value	553,425
Class A ordinary shares subject to possible redemption as of March 31, 2023	$25,971,412

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs ("ASC 340") and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,507,794, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees and $857,794 of other offering costs. As such, the Company recorded $12,907,420 of offering costs as a reduction of temporary equity and $600,374 of offering costs as a reduction of permanent equity. On March 23, 2023, the IPO Underwriters waived their entitlement to the payment of a portion of their deferred underwriting discount, thereby reducing the amount of such deferred underwriting discount from $8,050,000 to $5,635,000.

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(611,882)	$(1,431,440)	$(392,143)	$(98,036)
Denominator:
Basic and diluted weighted average shares	2,457,892	5,750,000	23,000,000	5,750,000
Basic and diluted net loss per share	$(0.25)	$(0.25)	$(0.02)	$(0.02)

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

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

See Note 9 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on October 27, 2021. On November 1, 2021, the Company consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriters' over-allotment option in full, generating gross proceeds of $230,000,000. Each Unit consisted of one Class A ordinary share and one-half of one redeemable warrant ("Public Warrant"). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

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

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following at the dates indicated:

	March 31, 2023	December 31, 2022
Accrued expenses:
Accrued legal fees	$3,581,322	$1,905,225
Accrued accounting fees	133,341	1,600
Total accrued expenses	$3,714,663	$1,906,825

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On January 25, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 Class B ordinary shares (the “Founder Shares”). In August 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding (see Note 8). All share and per-share amounts have been retroactively restated to reflect the share surrender.  Pursuant to the exercise of the underwriters' over-allotment option in full, no Founder Shares are subject to forfeiture.

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

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, $30,000 of administrative support expenses were incurred. As of March 31, 2023 and December 31, 2022, there was $20,000 outstanding under the Administrative Support Agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the outstanding amount of Working Capital Loans were $450,000 and $25,000, respectively, recorded in convertible promissory notes - related party on the condensed balance sheet.

On October 31, 2022, the Company issued a convertible promissory note in the aggregate principal amount of up to $720,000 (the “extension loan”) to its sponsor, Perception Capital Partners II LLC, a Delaware limited liability company (the “sponsor”). The extension loan was issued in connection with certain payments to be made by the sponsor into the trust account of the company pursuant to the Company’s amended and restated certificate of incorporation, to provide the company with an extension of the date by which it must consummate an initial business combination from November 1, 2022 to May 1, 2023 (the “extension”). The contribution(s) and the extension loans will not bear any interest, and will be repayable by the company to the sponsor upon the earlier of (i) the date by which the company must complete an initial business combination and (ii) the consummation of an initial business combination.  The extension loans may be settled, at the option of the sponsor, in whole warrants to purchase Class A ordinary shares of the company at a conversion price equal to $1.00 per warrant (the “extension loan warrants”).  Each extension loan warrant will entitle the holder thereof to purchase one Class A ordinary share of the company at an exercise price of $11.50 per share, subject to certain adjustments. The extension loan warrants are identical to the warrants included in the units sold in the company’s initial public offering, except that, so long as they are held by the sponsor or its permitted transferees: (1) they will not be redeemable by the company; (2) they (including the Class A ordinary shares issuable upon exercise of the extension loan warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of the company’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A ordinary shares issuable upon exercise of the extension loan warrants) are entitled to registration rights.  The maturity date of the extension loans may be accelerated upon the occurrence of an “event of default” (as defined within the agreement). Any outstanding principal under the extension loans may be prepaid at any time by the company, at its election and without penalty, provided, however, that the sponsor shall have a right to first convert such principal balance of the extension loan upon notice of such prepayment.  As of March 31, 2023 and December 31, 2022, $491,578 and $196,631, respectively, were outstanding under the extension loan recorded in convertible promissory notes - related party on the condensed balance sheet.

Reimbursed Expenses - Related Party

The Company's Sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. For the three months ended March 31, 2023, $15,425 of such expenses were incurred. As of March 31, 2023 and December 31, 2022, $15,425 and $55,626

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

was recorded in accounts payable - related party, respectively. For the three months ended March 31, 2022, $47,652 of such expenses were incurred and $25,799 was recorded in accrued expenses - related party.

NOTE 7. COMMITMENTS

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $8,050,000 in the aggregate, as adjusted as described below, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On March 23, 2023, the underwriters agreed to waive their rights to the portion of the fee payable by the Company for deferred underwriting commissions. The waived fee amount of $2,415,000 was recorded as an increase to accumulated deficit on the Company's balance sheet.

NOTE 8. SHAREHOLDERS' EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022 there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 2,457,892 Class A ordinary shares issued and outstanding, including 2,457,892 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$26,071,412	$26,071,412	$—	$—
Liabilities
Forward purchase units	$4,020,000	$—	$—	$4,020,000
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$25,517,987	$25,517,987	$—	$—

The Company utilizes a Black-Scholes model to value the forward purchase units at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the forward purchase units liability is determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to expected share-price volatility, expected life, risk-free rate and dividend yield. The Company estimates the volatility which is based on a weighted-average of the expected pre-merger and post-merger volatilities, where pre-merger volatility is based on the historic volatility exhibited by the Company and post-merger volatility is estimated based on historic volatilities exhibited by companies operating in the industry of the Company's expected target. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the forward purchase units. The expected life of the forward purchase units is assumed to be equivalent to their remaining contractual term.

The following table provides the significant inputs to the model for the fair value of the forward purchase units:

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

	At January 14, 2023 (inception)	At March 31, 2023
Equity value	$10.75	$10.63
Strike Price	$11.93	$11.93
Remaining Life (years)	1.80	1.59
Risk-free rate	4.70%	4.60%
Volatility	52.90%	56.90%

The following table presents the changes in the fair value of the Company's Level 3 financial instruments that are measured at fair value:

Level 3
Fair value as of January 14, 2023 (inception)	$3,830,000
Change in fair value of forward purchase units	190,000
Fair value as of March 31, 2023	$4,020,000

The Company recognized a loss in connection with changes in the fair value of the forward purchase units liability of $190,000 within changes in fair value of forward purchase units in the Statements of Operations for the for the three months ended March 31, 2023.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 10, 2023, the company issued an amended and restated convertible promissory note (the “A&R extension loan”) to the sponsor, which amended and restated the original extension loan in its entirety to, among other things, increase the aggregate principal amount available thereunder from $720,000 to $1,200,000, the effectiveness of which is conditioned upon the approval of the company’s shareholders of the proposal to amend the company’s amended and restated memorandum and articles of association to extend the date by which the company must consummate an initial business combination from May 1, 2023 to November 1, 2023. Pursuant to the A&R extension loan, the sponsor has agreed to continue its monthly contributions of $0.04 for each Class A ordinary share of the company, par value $0.0001 per share (“Class A ordinary shares”), then outstanding until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial business combination and (ii) the aggregate advances under the A&R extension loan totaling $1,200,000.

On April 27, 2023, the company filed with the Cayman Islands Registrar of Companies an amendment to the charter (the “charter amendment”) to further extend the date by which the company must either (1) consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination (the “initial business combination”) or (2) (i) cease its operations except for the purpose of winding up and (ii) redeem all outstanding Class A ordinary shares included as part of the units sold in its initial public offering, from May 1, 2023 to November 1, 2023 (the “extension amendment”).

PERCEPTION CAPITAL CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

Shareholders approved, by special resolution, the proposal to amend the charter to eliminate the limitation that the company may not redeem Class A ordinary shares to the extent that such redemption would result in the company having net tangible assets of less than $5,000,001 (the “redemption limitation”) in order to allow the company to redeem Class A ordinary shares irrespective of whether such redemption would exceed the redemption limitation (the “redemption limitation amendment” and, together with the extension amendment, the “proposed charter amendments”).  In connection with the vote to approve the proposed charter amendments, 17 shareholders properly exercised their right to redeem an aggregate of 376,977 Class A ordinary shares, at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of approximately $4,033,654.

On April 3, 2023, and April 19, 2023, the Company drew down $200,000, and $300,000, respectively on the promissory note in association with the Merger Agreement (see Note 1).

On April 3, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that, for the previous 30 consecutive business days, the Market Value of Listed Securities (“MVLS”) for the Class A ordinary shares, was below the $50 million minimum MVLS requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”). The letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until October 2, 2023 (the “MVLS Compliance Date”), to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Class A ordinary shares must be at least $50 million for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company regains compliance with the MVLS Rule, Nasdaq will provide the Company with written confirmation and will close the matter. If the Company does not regain compliance with the MVLS Rule by the MVLS Compliance Date, Nasdaq will provide notice that the Class A ordinary shares will be delisted from The Nasdaq Global Market. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal Nasdaq’s determination. The letter notes that if the Company is unable to regain compliance with the MVLS Rule prior to the MVLS Compliance Date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). The Company is monitoring the MVLS of its Class A ordinary shares and will consider options available to it to potentially achieve compliance.

On May 5, 2023, the Company received a letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that, for the previous 30 consecutive business days, the Market Value of Publicly Held Shares (“MVPHS”) for the Class A ordinary shares of the Company, par value $0.0001 per share (“Class A Ordinary Shares”), was below the $15 million minimum MVPHS requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(3)(C) (the “MVPHS Rule”). The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company will have 180 calendar days, or until November 1, 2023 (the “MVPHS Compliance Date”), to regain compliance with the MVPHS Rule. To regain compliance with the MVPHS Rule, the MVPHS for the Class A ordinary shares must be at least $15 million for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company regains compliance with the MVPHS Rule, Nasdaq will provide the Company with written confirmation and will close the matter. If the Company does not regain compliance with the MVPHS Rule by the MVPHS Compliance Date, Nasdaq will provide notice that the Class A ordinary shares will be delisted from The Nasdaq Global Market. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal Nasdaq’s determination. The Letter notes that if the Company is unable to regain compliance with the MVPHS Rule prior to the MVPHS Compliance Date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). The Company is monitoring the MVPHS of its Class A ordinary shares and will consider options available to it to potentially achieve compliance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from January 21, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for our initial public offering described above, and, since the closing of our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income and dividends on investments held in our trust account after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $2,043,322, which resulted from interest and dividend income on investments held in the in trust account of $258,478, offset by operating and formation costs of $2,111,800 and a change in fair value of forward purchase units of $190,000.

For the three months ended March 31, 2022, we had a net loss of $490,179, which resulted from interest and dividend income on investments held in the in trust account of $18,197, offset by operating and formation costs of $508,376.

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

For the three months ended March 31, 2023, net cash used in operating activities was $380,873 which was due to the net loss of $2,043,322 and interest income on investments held in Trust Account of $258,478, offset in part by changes in working capital of $1,730,927.

For the three months ended March 31, 2022, net cash used in operating activities was $281,126, which was due to the net loss of $490,179 and interest income on investments held in Trust Account of $18,197, offset in part by changes in working capital of $227,250.

For the three months ended March 31, 2023, net cash used in investing activities was $294,947, which was due to cash deposits into the trust account of $294,947.

For the three months ended March 31, 2022, there were no cash flows from investing activities.

For the three months ended March 31, 2023, net cash provided by financing activities was $719,947, which was due to proceeds from convertible promissory notes - related party of $719,947.

For the three months ended March 31, 2022, net cash used in financing activities was $7,000, which was due to payments of offering costs of $7,000.

As of March 31, 2023, we had cash of $48,857 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Our liquidity needs will be satisfied through the proceeds made available to the Company under working capital loans, extension loans, and the Spectaire Loan. In addition, the non-interest bearing promissory note was repaid in full with the proceeds from the private placement.

During the year ended December 31, 2022, the sponsor exercised the extension option, depositing into the trust account $0.04 per share (a total of $196,631) extending the deadline to complete our initial business combination to May 1, 2023, which subsequently in April 2023 was extended to November 1, 2023. If our initial business combination is not consummated by November 1, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. On January 16, 2023, we entered into an Agreement and Plan of Merger with Perception Spectaire Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of PCCT (“Merger Sub”), and Spectaire Inc., a Delaware corporation (“Spectaire”).

We have determined that, due to the mandatory liquidation and subsequent dissolution should our initial business combination or extension not occur by November 1, 2023, there is substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. We plan to address this uncertainty through our initial business combination or extension as discussed above. There is no assurance that our plans to consummate an initial business combination or extension will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

Underwriting Agreement

Simultaneously with our initial public offering, the underwriters fully exercised the over-allotment option to purchase an additional 3,000,000 units at an offering price of $10.00 per Unit for an aggregate purchase price of $30,000,000. The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate, upon the closing of our initial public offering. In addition, $0.35 per unit, or $8,050,000 in the aggregate, subject to adjustment as described below, will be payable to the underwriters for deferred underwriting commissions from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

On March 23, 2023, we entered into an amendment to the underwriting agreement whereby the Company and Jefferies LLC (“Jefferies”) agreed that the deferred underwriting discount will be payable only to Jefferies, individually and not as representative and for the accounts of the other initial public offering underwriters, after such other initial public offering underwriters waived or indicated to the Company that they will waive their entitlement to the payment of any deferred underwriting discount, thereby reducing the amount of such deferred underwriting discount from $8,050,000 to $5,635,000, to be paid as follows: (a) if at the closing of our business combination with Spectaire Inc. (“Spectaire”), there is at least $25,000,000 of (i) available funds in our trust account, plus (ii) amounts received by us in connection with equity purchase agreements prior to or substantially concurrently with the closing, minus (iii) amounts payable in connection with shareholder redemptions, minus (iv) amounts payable pursuant to that certain Forward Purchase Agreement, dated January 14, 2023, by and among the Company, Spectaire, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP, minus (v) all fees incurred by the Company and Spectaire for outside advisors in connection with the Business Combination (the “Closing Surviving Corporation Cash”), the deferred discount will be due to Jefferies at the closing; and (b) if there is less than $25,000,000 of the Closing Surviving Corporation Cash, $2,000,000 of the deferred discount will be due to Jefferies at the Closing, with the remaining $3,635,000 (the “Deferred Cash Obligation”) being due to Jefferies no later than eighteen (18) months following the Closing. We may, at our sole discretion, elect to pay all or any of the Deferred Cash Obligation in shares of the publicly listed common stock of the surviving successor to the Company following the business combination (the “Deferred Stock Payment Shares”); provided that, we will provide Jefferies with written notice of our election to deliver the Deferred Cash Obligation as the Deferred Stock Payment Shares no earlier than sixty (60) calendar days following the Closing but no later than two (2) business days prior to the delivery of the Deferred Stock Payment Shares. Jefferies is entitled to customary shelf registration rights with respect to the Deferred Stock Payment Shares. We have agreed to file a shelf registration statement to register the Deferred Stock Payment Shares within fifteen (15) business days of their delivery.

Critical Accounting Policies and Estimates

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 23,000,000 Class A ordinary shares sold as part of the units in our initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all public shares have been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Fair Value of Forward Purchase Agreement

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on March 27, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K as filed with the SEC on March 27, 2023.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
1.1	Amendment to the Underwriting Agreement, dated March 23, 2023, by and between PCCT and Jefferies
2.1	Agreement and Plan of Merger, dated as of January 16, 2023, among Perception Capital Corp. II, Perception Spectaire Merger Sub Corp., and Spectaire Inc.
3.1*	Notice of Amendment to Amended and Restated Memorandum and Articles of Association of the Company
10.1

Forward Purchase Agreement, dated as of January 14, 2023, among Perception Capital Corp. II, Spectaire Inc. and Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP

10.2	Sponsor Support Agreement, dated as of January 16, 2023, among Perception Capital Partners II LLC, certain of PCCT’s directors and officers, Perception Capital Corp. II and Spectaire Inc.
10.3	Amended and Restated Convertible Promissory Note, dated as of April 10, 2023, by and between Perception Capital Corp. II and Perception Capital Partners II LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perception Capital Corp. II

Date: May 22, 2023	By:	/s/ Rick Gaenzle
Rick Gaenzle
Chief Executive Officer

Perception Capital Corp. II

Date: May 22, 2023	By:	/s/ Corey Campbell
Corey Campbell
Chief Financial Officer