Form 10-Q
period 2023-06-30
Perception Capital Corp. II
filed 2023-08-22
CIK 1844149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
21
, 2023, there were 2,080,915 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B ordinary share, par value $0.0001 per share, issued and outstanding.

PERCEPTION CAPITAL CORP. II

PERCEPTION CAPITAL CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
Assets:
Current assets:
Cash	$84,000	$4,730
Prepaid expenses	145,330	107,179

Total current assets	229,330	111,909
Investments held in Trust Account	22,585,023	25,517,987

Total Assets	$22,814,353	$25,629,896

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$4,698,780	$783,055
Accounts payable - related party	15,023	104,808
Accrued expenses	742,037	1,906,825
Accrued expense - related party	12,181	10,977
Accrued offering costs	224,235	224,235
Convertible promissory notes - related party	1,742,552	221,631
Forward purchase units	4,290,000	—

Total current liabilities	11,724,808	3,251,531
Deferred underwriting fee payable	5,635,000	8,050,000

Total Liabilities	17,359,808	11,301,531

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 2,080,915 and 2,457,892 shares at redemption value of $10.81 and $10.34 per share at June 30, 2023 and December 31, 2022, respectively	22,485,023	25,417,987
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022; excluding 2,080,915 and 2,457,892 shares subject to possible redemption, respectively , at June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(17,031,053)	(11,090,197)

Total shareholders’ deficit	(17,030,478)	(11,089,622)

Total Liabilities and Shareholders’ Deficit	$22,814,353	$25,629,896

The accompanying notes are an integral part of this financial statement.

PERCEPTION CAPITAL CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Operating and formation costs	$1,394,320	$373,599	$3,506,120	$881,975

Loss from operations	(1,394,320)	(373,599)	(3,506,120)	(881,975)
Interest and dividend income on investments held in Trust Account	290,025	325,846	548,503	344,043
Change in fair value of forward purchase units	(270,000)	—	(460,000)	—

Net Loss	$(1,374,295)	$(47,753)	$(3,417,617)	$(537,932)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	2,192,766	23,000,000	2,324,596	23,000,000

Basic and diluted net loss per share, Class A ordinary shares	$(0.17)	$0.00	$(0.42)	$(0.02)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.17)	$0.00	$(0.42)	$(0.02)

The accompanying notes are an integral part of this financial statement.

PERCEPTION CAPITAL CORP. II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(11,090,197)	$(11,089,622)
Net loss	—	—	—	—	—	(2,043,322)	(2,043,322)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(553,425)	(553,425)
Initial measurement of forward purchase units	—	—	—	—	—	(3,830,000)	(3,830,000)
Reduction of deferred underwriting fee payable	—	—	—	—	—	2,415,000	2,415,000

Balance - March 31, 2023	—	—	5,750,000	575	—	(15,101,944)	(15,101,369)
Net loss	—	—	—	—	—	(1,374,295)	(1,374,295)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(554,814)	(554,814)

Balance - June 30, 2023	—	$—	5,750,000	$575	$—	$(17,031,053)	$(17,030,478)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(7,196,643)	$(7,196,068)
Net loss	—	—	—	—	—	(490,179)	(490,179)

Balance - March 31, 2022	—	—	5,750,000	575	—	(7,686,822)	(7,686,247)
Net loss	—	—	—	—	—	(47,753)	(47,753)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(246,790)	(246,790)

Balance - June 30, 2022	—	$—	5,750,000	$575	$—	$(7,981,365)	$(7,980,790)

The accompanying notes are an integral part of this financial statement.

PERCEPTION CAPITAL CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash Flows from Operating Activities:
Net Loss	$(3,417,617)	$(537,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(548,503)	(344,043)
Change in fair value of forward purchase units	460,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(38,151)	147,519
Accounts payable	3,915,725	(7,133)
Accounts payable - related party	(89,785)	52,921
Accrued expenses	(1,164,788)	280,210
Accrued expenses - related party	1,204	—

Net cash used in operating activities	$(881,915)	$(408,458)

Cash Flows from Investing Activities:
Advances to Trust Account	(559,736)	—
Proceeds from Trust Account for payment to redeeming shareholders	4,041,203	—

Net cash provided by investing activities	$3,481,467	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes - related party	1,520,921	—
Payment to redeeming shareholders	(4,041,203)
Payment of offering costs	—	(7,000)

Net cash used in financing activities	(2,520,282)	(7,000)

Net Change in Cash	79,270	(415,458)
Cash - Beginning of period	4,730	818,833

Cash - End of period	$84,000	$403,375

Supplemental disclosures of non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to redemption value	$1,108,239	$246,790
Reduction of deferred underwriting fee payable	$2,415,000	$—
Initial measurement of forward purchase units	$3,830,000	$—
The accompanying notes are an integral part of this financial statement.

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through June 30, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on October 27, 2021. On November 1, 2021, the Company consummated the Initial Public Offering of 23,000,000 units, (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $230,000,000, which is discussed in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,050,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Perception Capital Partners II LLC (the “Sponsor”), including 1,050,000 Private Placement Warrants issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $10,050,000, which is described in Note 4.
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

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480,
Distinguishing Liabilities from Equity
(“ASC 480”).
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 e ither prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination, see below for further discussion related to the subsequent amendment to charter. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all
.
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
The Sponsor has agreed to waive (i) redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held by it in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete an initial Business Combination. During the period, the Company extended to the initial public offering date to November 1, 2023, or with respect to any other provision relating to shareholders’ rights or

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

pre-initial
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
The Company will have until November 1, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
In connection with the October 28, 2022 charter extension, a total of 159 shareholders elected to redeem an aggregate of 20,542,108 Class A ordinary shares, representing approximately 89.3% of the issued and outstanding Class A ordinary shares. As a result, $210,161,773 was paid out of the company’s trust account in connection with the redemptions, representing a redemption price per Class A ordinary share of approximately $10.23.
On October 31, 2022, the Company issued a convertible promissory note in the aggregate principal amount of up to $720,000 (the “extension loan”) to its sponsor, Perception Capital Partners II LLC, a Delaware limited liability company (the “sponsor”). See Note 6 for further discussion on the convertible promissory note.
On April 27, 2023, the Company held an extraordinary general meeting of shareholders, at which certain proposed charter amendments were voted on and approved shareholders approved, by special resolution, the proposal to amend the company’s amended and restated memorandum and articles of association (the “charter”) to further extend the date by which the company must either (1) consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination or (2) (i) cease its operations except for the purpose of winding up and (ii) redeem all outstanding Class A ordinary shares included as part of the units sold in its initial public offering, from May 1, 2023 to November 1, 2023.
In connection with the April 27, 2023 charter extension, a total of 17 shareholders elected to redeem an aggregate of 376,977 Class A ordinary shares, representing approximately 15.3% of the issued and outstanding Class A ordinary shares. As a result, $4,041,203 was paid out of the company’s trust account in connection with the redemptions, representing a redemption price per Class A ordinary share of approximately $10.72.

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Business Combination Agreement
On January 16, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Perception Spectaire Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Spectaire Inc., a Delaware corporation (“Spectaire”). Details regarding the merger can be found in the Company’s January 17, 2023 Form
8-K
filing. The business combination has not yet been completed. The Merger Agreement provides that the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”):
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
(b) each outstanding option to purchase Spectaire Common Stock (“Spectaire Option”) will be converted into (x) an option to purchase, upon substantially the same terms and conditions, a whole number of shares of PCCT (“Perception Capital Corp. II) Common Stock (rounded down to the nearest whole share) equal to (1) the number of shares of Spectaire Common Stock subject to such Spectaire Option as of immediately prior to the Effective Time multiplied by (2) the Exchange Ratio (as defined in the Merger Agreement) and (y) the right to receive its pro rata portion of the Earnout Shares;
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

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The number of Earnout Shares will be equal to 7,500,000 additional shares of PCCT Common Stock (as equitably adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to the Company’s Common Stock occurring on or after the Closing). The Earnout Shares may be issued in three equal tranches upon the volume-weighted price per share of PCCT Common Stock equaling or exceeding $15.00, $20.00 or $25.00 for at least 20 trading days in any consecutive
30-day
trading period within the five-year period (“Earnout Period”) following the closing of the Business Combination. If, during the Earnout Period, there is a Change of Control where the Company (“Acquiror”) or its stockholders have the right to receive consideration implying a value per share of Acquiror Common Stock of less than $

no Earnout Shares will be issuable. If the value per share of Acquiror Common Stock is greater than or equal to $15 but less than $20 than Acquiror shall issue 2,500,000 shares of Acquiror Common Stock to the Eligible Company Equityholders. If the value per share of Acquiror Common Stock is greater than or equal to $20 but less than $25 than Acquiror shall issue 5,000,000 shares of Acquiror Common Stock to the Eligible Company Equityholders. If the value per share of Acquiror Common Stock is greater than or equal to $25 than Acquiror shall issue 7,500,000 shares of Acquiror Common Stock to the Eligible Company Equityholders.
If, during the Earnout Period, (i) any liquidation, dissolution or winding up of Acquiror is initiated, (ii) any bankruptcy, dissolution or liquidation proceeding is instituted by or against Acquiror or (iii) Acquiror makes an assignment for the benefit of creditors or consents to the appointment of a custodian, receiver or trustee for all or substantial part of its assets or properties, then any Earnout Shares that have not been previously issued by Acquiror (whether or not previously earned) shall be deemed earned and due by Acquiror to the Eligible Company Equityholders.
In connection with the business combination, the Company also entered into an agreement (the “Forward Purchase Agreement”) for an OTC Equity Forward Transaction (the “Forward Purchase Transaction”) with Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP (collectively the “Seller”). Pursuant to the terms of the Forward Purchase Agreement, the Seller intends, but is not obligated, to purchase up to a maximum of 2,080,915 of Perception’s Class A Ordinary Shares from holders (other than Perception or its affiliates) who have elected to redeem such shares in connection with the Business Combination. Purchases by Seller will be made through brokers in the open market after the redemption deadline in connection with the Business Combination at a price no higher than the redemption price to be paid by the Company in connection with the Business Combination. The Forward Purchase Agreement is within the scope of ASC
480-10
due to the obligation to repurchase the issuer’s equity shares and transfer cash. Accordingly, the initial fair value will be booked on the balance sheet and any changes in value will be recognized in earnings in the period of remeasurement.
On March 31, 2023, in association with the Merger Agreement, the Company issued an unsecured promissory note to Spectaire, Inc. (“Spectaire Loan”). See Note 6 for further discussion on the convertible promissory note.
Going Concern
As of June 30, 2023, the Company had $84,000 in cash held outside of the Trust Account and negative working capital of $11,495,478. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the proceeds made available to the Company under Working Capital Loans (as defined in Note 6), Extension Loan (as defined in Note 6), and the Spectaire Loan (as defined in Note 1). While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary.

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company will have until November 1, 2023 to complete a Business Combination. If a Business Combination is not consummated by November 1, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company.
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. Items which involve management to exercise significant judgment include determining the fair value of forward purchase units.

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Cash
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not
have any cash equivalents as of June 30, 2023 and December 31, 2022.
Investments Held in Trust Account
As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. The Company had $22,585,023 and $25,517,987 in investments held in the Trust Account as of June 30, 2023 and December 31, 2022, respectively.
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

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Under ASC 480, the Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2023, increased as the income earned on the Trust Account exceeds $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $1,108,239 during the six months ended June 30, 2023.
As of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,637,000)
Issuance costs allocated to Class A ordinary shares	(12,907,420)
Plus:
Accretion of carrying value to redemption value	28,124,181
Initial Pre-Extension Redemption	(210,161,774)

Class A ordinary shares subject to possible redemption as of December 31, 2022	25,417,987
Plus:
Remeasurement of carrying value to redemption value	1,108,239
Initial Pre-Extension Redemption	(4,041,203)

Class A ordinary shares subject to possible redemption as of June 30, 2023	$22,485,023
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC Topic 340,
Other Assets and Deferred Costs
(“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A -
Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,617,198, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees and $967,198 of other offering costs. As such, the Company recorded $12,907,420 of offering costs as a reduction of temporary equity and $600,374 of offering costs as a reduction of permanent equity. On March 23, 2023, the IPO Underwriters waived their entitlement to the payment of any deferred underwriting discount, thereby reducing the amount of such deferred underwriting discount from $8,050,000 to $5,635,000
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The foll
o
wing table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the three months ended June 30, 2023		For the three months ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(379,403)	$(994,892)	$(38,202)	$(9,551)
Denominator:
Basic and diluted weighted average shares	2,192,766	5,750,000	23,000,000	5,750,000

Basic and diluted net loss per share	$(0.17)	$(0.17)	$0.00	$0.00

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	For the six months ended June 30, 2023		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(983,898)	$(2,433,719)	$(430,346)	$(107,586)
Denominator:
Basic and diluted weighted average shares	2,324,596	5,750,000	23,000,000	5,750,000

Basic and diluted net loss per share	$(0.42)	$(0.42)	$(0.02)	$(0.02)

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

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
The registration statement for the Company’s Initial Public Offering was declared effective on October 27, 2021. On November 1, 2021, the Company consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $230,000,000. Each Unit consisted of one Class A ordinary share and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,050,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, including 1,050,000 Private Placement Warrants issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $10,050,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accrued expenses consisted of the following at the dates indicated:

	June 30, 2023	December 31, 2022
Accrued expenses:
Accrued legal fees	$300,592	$1,905,225
Accrued printing costs related to S-4 filing	432,245	—
Accrued accounting fees	9,200	1,600

Total accrued expenses	$742,037	$1,906,825

At June 30, 2023 and December 31, 2022, accounts payable was $4,698,780 and $783,055, respectively. These amounts were comprised of legal fees that were billed as of June 30, 2023 and December 31, 2022 of $4,408,079 and $752,885, respectively.

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On January 25, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 Class B ordinary shares (the “Founder Shares”). In August 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding (see Note 8). All share and per-share
amounts have been retroactively restated to reflect the share surrender. Pursuant to the exercise of the underwriters’ over-allotment option in full, no Founder Shares are subject to forfeiture.
The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (a) one year after the completion of a Business Combination or (b) subsequent to a Business Combination (i) if last reported sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.
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
Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, $30,000 and $60,000 of administrative support expenses were incurred, respectively, and are included within operating and formation costs within the accompanying unaudited condensed statements of operations. For the three and six months ended June 30, 2022, $30,000 and $60,000 of administrative support expenses were incurred, respectively, and are included within operating and formation costs within the accompanying unaudited condensed statements of operations. As of June 30, 2023 and December 31, 2022, there was $0 and $20,000 outstanding under the Administrative Support Agreement, and are included within accounts payable - related party on the unaudited condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination,

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the outstanding amount of Working Capital Loans were $556,974, and 25,000, respectively, and were recorded in convertible promissory notes - related party on the condensed balance sheets.
On October 31, 2022, the Company issued a convertible promissory note in the aggregate principal amount of up to $720,000 (the “extension loan”) to its sponsor, Perception Capital Partners II LLC, a Delaware limited liability company (the “sponsor”). The extension loan was issued in connection with certain payments to be made by the sponsor into the trust account of the company pursuant to the Company’s amended and restated certificate of incorporation, to provide the company with an extension of the date by which it must consummate an initial business combination from November 1, 2022 to November 1, 2023 (the “extension”). The contribution(s) and the extension loans will not bear any interest, and will be repayable by the company to the sponsor upon the earlier of (i) the date by which the company must complete an initial business combination and (ii) the consummation of an initial business combination. The extension loans may be settled, at the option of the sponsor, in whole warrants to purchase Class A ordinary shares of the company at a conversion price equal to $1.00 per warrant (the “extension loan warrants”). Each extension loan warrant will entitle the holder thereof to purchase one Class A ordinary share of the company at an exercise price of $11.50 per share, subject to certain adjustments. The extension loan warrants are identical to the warrants included in the units sold in the company’s initial public offering, except that, so long as they are held by the sponsor or its permitted transferees: (1) they will not be redeemable by the company; (2) they (including the Class A ordinary shares issuable upon exercise of the extension loan warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of the company’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A ordinary shares issuable upon exercise of the extension loan warrants) are entitled to registration rights. The maturity date of the extension loans may be accelerated upon the occurrence of an “event of default” (as defined within the agreement). Any outstanding principal under the extension loans may be prepaid at any time by the company, at its election and without penalty, provided, however, that the sponsor shall have a right to first convert such principal balance of the extension loan upon notice of such prepayment. As of June 30, 2023 and December 31, 2022, $491,578 and $196,631, respectively, is outstanding under the extension loan recorded in convertible promissory notes - related party on the condensed balance sheets.
On March 31, 2023, in association with the Merger Agreement, the Company issued the Spectaire Loan. The Spectaire Loan is non-interest
bearing and payable on the date of any termination of the Merger Agreement (the “Maturity Date”), unless accelerated upon the occurrence of an event of default (as defined within the Spectaire Loan).As of June 30, 2023, $694,000 is outstanding under the Spectaire
Loan and is recorded in convertible promissory notes - related party on the condensed balance sheets..

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Reimbursed Expenses - Related Party
The Company’s Sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. For the three and six months ended June 30, 2023, $15,023 and $30,448 of such expenses were incurred respectively, and are included in operating and formation costs within the accompanying unaudited condensed statements of operations. As of June 30, 2023 and December 31, 2022, $15,023 and $55,626 was recorded in accounts payable - related party, respectively. For the three and six months ended June 30, 2022, $102,103 and 149,755 of such expenses were incurred, and are included in operating and formation costs within the accompanying unaudited condensed statements of operations.
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
The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $8,050,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On March 23, 2023, the underwriters agreed to waive their rights to the portion of the fee payable by the Company for deferred underwriting commissions. The Company and the underwriters agreed that the deferred underwriting discount will be payable only to the underwriters, thereby reducing the amount of such deferred underwriting discount from $8,050,000 to $5,635,000 The waived fee amount of $2,415,000 was recorded as a reduction to accumulated deficit on the Company’s balance sheet.
NOTE 8. SHAREHOLDERS’ EQUITY
Preference shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022 there were no preference shares issued or outstanding.

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Class
 A ordinary shares —
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 2,080,915 Class A ordinary shares issued and outstanding, including 2,080,915 Class A ordinary shares subject to possible redemption.
Class
 B ordinary shares —
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.
On January 25, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 Class B ordinary shares. In August 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding.
Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided that, prior to an initial Business Combination, holders of the Company’s Class B ordinary shares will have the right to appoint all of the Company’s directors and remove members of the board of directors for any reason, and holders of the Company’s Class A ordinary shares will not be entitled to vote on the appointment of directors during such time.
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

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Redemption of Public Warrants
. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023 (unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$22,585,023	$22,585,023	$—	$—
Liabilities
Forward Purchase Units	$4,290,000	$—	$—	$4,290,000
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$25,517,987	$25,517,987	$—	$—
The Company utilizes a Black-Scholes model to value the Forward Purchase Agreement at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the forward purchase agreement liability is determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to expected share-price volatility, expected life, risk-free rate and dividend yield. The Company estimates the volatility which is based on a weighted-average of the expected pre-merger
and post-merger volatilities, where
pre-merger
volatility is based on the historic volatility exhibited by the Company and post-merger volatility is estimated based on historic volatilities exhibited by companies operating in the industry of the Company’s expected target. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the Forward Purchase Agreement. The expected life of the Forward Purchase Agreement is assumed to be equivalent to their remaining contractual term.
The following table provides the significant inputs to the model for the fair value of the forward purchase agreement:

	At January 14, 2023 (inception)	At June 30, 2023
Equity value	$10.75	$11.20
Strike Price	$11.93	$12.10
Remaining Life (years)	1.80	1.75
Risk-free rate	4.70%	5.40%
Volatility	52.90%	49.30%

PERCEPTION CAPITAL CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Level 3
Fair value as of January 14, 2023 (inception)	$3,830,000
Change in fair value of Forward Purchase Agreement	460,000

Fair value as of June 30, 2023	$4,290,000

For the three and six months ended June 30, 2023, the Company recognized an unrealized loss in connection with changes in the fair value of the Forward Purchase Agreement liability of

$270,000 and $460,000, respectively, which are labeled as changes in fair value of forward purchase units in the accompanying unaudited condensed statements of operations.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On July 25, 2023, the Company drew down $15,000 on the working capital loans from the Sponsor.
On August 1, 2023, the Company drew down $114,632 on the working capital loans from the Sponsor.
On August 1, 2023, the Company drew down $84,000 on the promissory note in association with the Merger Agreement (see Note 1).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from January 21, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for our initial public offering described above, and, since the closing of our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income and dividends on investments held in our trust account after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $1,374,295, which resulted from interest and dividend income on investments held in the in trust account of $290,025, offset by operating and formation costs of $1,394,320 and the change in fair value of forward purchase units of $270,000.

For the three months ended June 30, 2022, we had a net loss of $47,753, which resulted from interest and dividend income on investments held in the in trust account of $325,846, offset by operating and formation costs of $373,599.

For the six months ended June 30, 2023, we had a net loss of $3,417,617, which resulted from interest and dividend income on investments held in the in trust account of $548,503, offset by operating and formation costs of $3,506,120 and a loss on the change in fair value of forward purchase units of $460,000.

For the six months ended June 30, 2022, we had a net loss of $537,932, which resulted from interest and dividend income on investments held in the in trust account of $344,043, offset by operating and formation costs of $881,975.

Liquidity, Going Concern and Capital Resources

The registration statement for our initial public offering was declared effective on October 27, 2021. On November 1, 2021, we consummated our initial public offering of 23,000,000 units, (the “units” and, with respect to the Class A ordinary shares included in the units sold, the “public shares”), including 3,000,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $230,000,000.

Simultaneously with the closing of our initial public offering, we consummated the sale of 10,050,000 warrants (the “private placement warrants”) at a price of $1.00 per private placement warrant in a private placement to Perception Capital Partners II LLC (the “sponsor”), including 1,050,000 private placement warrants issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $10,050,000.

For the six months ended June 30, 2023, net cash used in operating activities was $881,915 which was due to the net loss of $3,417,617 and interest income on investments held in Trust Account of $548,503, offset in part by changes in working capital of $2,624,205 and an unrealized loss on the change in fair value of forward purchase units of $460,000.

For the six months ended June 30, 2022, net cash used in operating activities was $408,458, which was due to the net loss of $537,932 and interest income on investments held in Trust Account of $344,043, offset in part by changes in working capital of $473,517.

For the six months ended June 30, 2023, net cash provided by investing activities was $3,481,467, which was due to proceeds from Trust Account for payment to redeeming shareholders of $4,041,203 offset by advances into the trust account of $559,736.

For the six months ended June 30, 2022, there were no cash flows from investing activities.

For the six months ended June 30, 2023, net cash used in financing activities was $2,520,282, which was due to payment to redeeming shareholders of $4,041,203, offset by proceeds from convertible promissory notes - related party of $1,520,921.

For the six months ended June 30, 2022, net cash used in financing activities was $7,000, which was due to payments of offering costs of $7,000.

As of June 30, 2023, we had cash of $84,000 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Our liquidity will be satisfied through the proceeds made available to the Company under working capital loans, extension loans, and the Spectaire Loan. In addition, the non-interest bearing promissory note was repaid in full with the proceeds from the private placement.

During the year ended December 31, 2022, the sponsor exercised the extension option, depositing into the trust account $0.04 per share, monthly (a total of $196,631 in 2022 and an additional $726,209 in 2023), extending the deadline to complete our initial business combination to May 1, 2023, which subsequently in April 2023 was extended to November 1, 2023. If our initial business combination is not consummated by November 1, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. On January 16, 2023, we entered into an Agreement and Plan of Merger with Perception Spectaire Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of PCCT (“Merger Sub”), and Spectaire Inc., a Delaware corporation (“Spectaire”).

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. On March 23, 2023, the underwriters agreed to reduce the amount of such deferred underwriting discount from $8,050,000 to $5,635,000.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon his evaluation, our certifying officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to the recording of the change in fair value of forward purchase units during the preparation of our quarterly report on Form 10-Q as of and for the period ended June 30, 2023. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a). None.

(b). None.

(c). During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Schema Document.

101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perception Capital Corp. II

Date: August 22, 2023	By:	/s/ Rick Gaenzle
Rick Gaenzle
Chief Executive Officer

Perception Capital Corp. II

Date: August 22, 2023	By:	/s/ Corey Campbell
Corey Campbell
Chief Financial Officer