Form 10-Q
period 2023-09-30
Spectaire Holdings Inc.
filed 2023-11-14
CIK 1844149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

 Commission File Number 001-40976

Spectaire Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1578608
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

155 Arlington Street

Watertown, MA 02472

(Address of principal executive offices and zip code)

(508) 213-8991

(Registrant’s telephone number, including area code)

Perception Capital Corp. II

3109 W 50th St., #207

Minneapolis, MN 55410

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SPEC	The Nasdaq Stock Market
Redeemable warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50	SPECW	The Nasdaq Stock Market

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

As of November 14, 2023, there were 2,080,915 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B ordinary share, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

On October 19, 2023, subsequent to the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, Spectaire Holdings Inc. (formally known as Perception Capital Corp. II. (“PCCT”), prior to its domestication as a corporation incorporated in the Cayman Islands), consummated the previously announced merger of Perception Spectaire Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), with and into Spectaire Inc., a Delaware corporation (“Spectaire”), with Spectaire surviving such merger as a direct wholly owned subsidiary of the Company (the “Merger”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated January 16, 2023, by and among PCCT, Merger Sub and Spectaire, is referred to as the Business Combination.

Unless stated otherwise, this Quarterly Report contains information about PCCT prior to the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to PCCT before the consummation of the Business Combination and to Spectaire Holdings Inc. after the Business Combination, unless stated otherwise or the context otherwise requires.

For more information regarding the Business Combination, see Spectaire Holdings Inc. Current Report on Form 8-K filed on October 16, 2023.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which occurred subsequent to the period covered by this Quarterly Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of applicable Canadian securities laws. In addition, any statements that refer to projections (including EBITDA and cash flow), forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. When used in this Quarterly Report, words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. When the Company discuss strategies or plans, including as they relate to the Business Combination, the Company is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management.

Forward-looking statements may include, but are not limited to:

●	the anticipated benefits of the Business Combination;

●	the financial and business performance of the Company;

●	the Company’s anticipated results from operations in future periods;

●	the products and services offered by the Company and the markets in which it operates;

●	the impact of health epidemics on the Company’s business and the actions the Company may take in response thereto;

●	the future price of metals;

●	the stability of the financial and capital markets;

●	other current estimates and assumptions regarding the Business Combination and its benefits; such expectations and assumptions are inherently subject to uncertainties and contingencies regarding future events and, as such, are subject to change;

●	the risk that the consummation of the Business Combination disrupts the Company’s current plans;

●	the Company’s ability to operate as a going concern;

●	the Company’s requirement of significant additional capital;

●	the Company’s limited operating history;

●	the Company’s history of losses;

●	the Company’s ability to attract qualified management;

●	the Company’s ability to adapt to rapid and significant technological change and respond to introductions of new products in order to remain competitive;

●	the Company receives a significant portion of its revenues from a small number of customers and the loss of, or nonperformance by, one or more significant customers could adversely affect the Company’s business;

●	the Company relies heavily on manufacturing operations, including contract manufacturing, to produce products, and the business could be adversely affected by disruptions of the manufacturing operation;

●	the Company’s future growth depends on a single product line and its associated services;

●	changes in governmental regulations may reduce demand for the Company’s products or increase the Company’s expenses;

●	changes in customers’ sustainability pledges may reduce demand for the Company’s products or increase the Company’s expenses;

●	evolution in carbon markets, including both commercial dynamics and governmental regulation, may have an adverse impact on the Company’s revenue model;

●	changes or disruptions in the securities markets;

●	legislative, political or economic developments;

●	the need to obtain permits and comply with laws and regulations and other regulatory requirements;

●	risks of accidents, equipment breakdowns, and labor disputes or other unanticipated difficulties or interruptions;

●	the possibility of cost overruns or unanticipated expenses in development programs;

●	potential future litigation, including with respect to the Business Combination; and

●	the Company’s lack of insurance covering all of the Company’s operations.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report in Part I., Item 1. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” in the final prospectus and definitive proxy statement, filed with the SEC on September 27, 2023 (the “Proxy Statement/Prospectus”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included elsewhere in this Quarterly Report are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements included elsewhere in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements included elsewhere in this Quarterly Report, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report.

SPECTAIRE HOLDINGS INC.

i

SPECTAIRE HOLDINGS INC.

CONDENSED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
Assets:
Current assets:
Cash	$—	$4,730
Prepaid expenses	45,154	107,179
Total current assets	45,154	111,909
Investments held in Trust Account	23,124,223	25,517,987
Total Assets	$23,169,377	$25,629,896

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$5,478,623	$783,055
Accounts payable - related party	43,940	104,808
Accrued expenses	1,048,592	1,906,825
Accrued expense - related party	—	10,977
Accrued offering costs	224,235	224,235
Convertible promissory notes - related party	2,054,516	221,631
Forward purchase units	7,050,000	—
Total current liabilities	15,899,906	3,251,531
Deferred underwriting fee payable	5,635,000	8,050,000
Total Liabilities	21,534,906	11,301,531

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 2,080,915 and 2,457,892 shares at redemption value of $11.06 and $10.34 per share at September 30, 2023 and December 31, 2022, respectively	23,024,223	25,417,987

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022; excluding 2,080,915 and 2,457,892 shares subject to possible redemption, respectively, at September 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(21,390,327)	(11,090,197)
Total shareholders’ deficit	(21,389,752)	(11,089,622)
Total Liabilities and Shareholders’ Deficit	$23,169,377	$25,629,896

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPECTAIRE HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Operating and formation costs	$1,349,564	$615,353	$4,855,684	$1,497,328
Loss from operations	(1,349,564)	(615,353)	(4,855,684)	(1,497,328)
Interest and dividend income on investments held in Trust Account	289,490	613,919	837,993	957,962
Unrealized loss on forward purchase units	(2,760,000)	—	(3,220,000)	—
Net Loss	$(3,820,074)	$(1,434)	$(7,237,691)	$(539,366)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	2,080,915	23,000,000	2,242,476	23,000,000
Basic and diluted net loss per share, Class A ordinary shares	$(0.49)	$0.00	$(0.91)	$(0.02)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.49)	$0.00	$(0.91)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPECTAIRE HOLDINGS INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFECIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(11,090,197)	$(11,089,622)
Net loss	—	—	—	—	—	(2,043,322)	(2,043,322)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(553,425)	(553,425)
Initial measurement of forward purchase units	—	—	—	—	—	(3,830,000)	(3,830,000)
Reduction of deferred underwriting fee payable	—	—	—	—	—	2,415,000	2,415,000
Balance - March 31, 2023	—	—	5,750,000	575	—	(15,101,944)	(15,101,369)
Net loss	—	—	—	—	—	(1,374,295)	(1,374,295)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(554,814)	(554,814)
Balance - June 30, 2023	—	—	5,750,000	575	—	(17,031,053)	(17,030,478)
Net loss	—	—	—	—	—	(3,820,074)	(3,820,074)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(539,200)	(539,200)
Balance - September 30, 2023	—	$—	5,750,000	$575	$—	$(21,390,327)	$(21,389,752)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPECTAIRE HOLDINGS INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFECIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(7,196,643)	$(7,196,068)
Net loss	—	—	—	—	—	(490,179)	(490,179)
Balance - March 31, 2022	—	—	5,750,000	575	—	(7,686,822)	(7,686,247)
Net loss	—	—	—	—	—	(47,753)	(47,753)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(246,790)	(246,790)
Balance - June 30, 2022	—	—	5,750,000	575	—	(7,981,365)	(7,980,790)
Net loss	—	—	—	—	—	(1,434)	(1,434)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(613,919)	(613,919)
Balance - September 30, 2022	—	$—	5,750,000	$575	$—	$(8,596,718)	$(8,596,143)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPECTAIRE HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Cash Flows from Operating Activities:
Net Loss	$(7,237,691)	$(539,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(837,993)	(957,962)
Unrealized loss in forward purchase units	3,220,000	—
Changes in operating assets and liabilities:
Prepaid expenses	62,025	244,894
Accounts payable	4,695,568	486,412
Accounts payable - related party	(60,868)	44,508
Accrued expenses	(858,233)	101,844
Accrued expenses - related party	(10,977)	—
Net cash used in operating activities	(1,028,169)	(619,670)

Cash Flows from Investing Activities:
Advances to Trust Account	(809,446)	—
Proceeds from Trust Account for payment to redeeming shareholders	4,041,203	—
Net cash provided by investing activities	3,231,757	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes - related party	1,832,885	—
Payment to redeeming shareholders	(4,041,203)	—
Payment of offering costs	—	(7,000)
Net cash used in financing activities	(2,208,318)	(7,000)

Net Change in Cash	(4,730)	(626,670)
Cash - Beginning of period	4,730	818,833
Cash - End of period	$—	$192,163

Supplemental disclosures of non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to redemption value	$1,647,439	$860,709
Reduction of deferred underwriting fee payable	$2,415,000	$—
Initial measurement of forward purchase units	$3,830,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPECTAIRE HOLDINGS INC.

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through September 30, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

SPECTAIRE HOLDINGS INC.

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

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The number of Earnout Shares will be equal to 7,500,000 additional shares of PCCT Common Stock (as equitably adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to the Company’s Common Stock occurring on or after the Closing). The Earnout Shares may be issued in three equal tranches upon the volume-weighted price per share of PCCT Common Stock equaling or exceeding $15.00, $20.00 or $25.00 for at least 20 trading days in any consecutive 30-day trading period within the five-year period (“Earnout Period”) following the closing of the Business Combination. If, during the Earnout Period, there is a Change of Control where the Company (“Acquiror”) or its stockholders have the right to receive consideration implying a value per share of Acquiror Common Stock of less than $15 no Earnout Shares will be issuable. If the value per share of Acquiror Common Stock is greater than or equal to $15 but less than $20 than Acquiror shall issue 2,500,000 shares of Acquiror Common Stock to the Eligible Company Equityholders. If the value per share of Acquiror Common Stock is greater than or equal to $20 but less than $25 than Acquiror shall issue 5,000,000 shares of Acquiror Common Stock to the Eligible Company Equityholders. If the value per share of Acquiror Common Stock is greater than or equal to $25 than Acquiror shall issue 7,500,000 shares of Acquiror Common Stock to the Eligible Company Equityholders.

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

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the business combination, the Company also entered into an agreement (the “Forward Purchase Agreement”) for an OTC Equity Forward Transaction (the “Forward Purchase Transaction”) with Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP (collectively the “Seller”). Pursuant to the terms of the Forward Purchase Agreement, the Seller intends, but is not obligated, to purchase up to a maximum of 2,080,915 of Perception’s Class A Ordinary Shares from holders (other than Perception or its affiliates) who have elected to redeem such shares in connection with the Business Combination (see Note 10). Purchases by Seller will be made through brokers in the open market after the redemption deadline in connection with the Business Combination at a price no higher than the redemption price to be paid by the Company in connection with the Business Combination. The Forward Purchase Agreement is within the scope of ASC 480-10 due to the obligation to repurchase the issuer’s equity shares and transfer cash. Accordingly, the initial fair value will be booked on the balance sheet and any changes in value will be recognized in earnings in the period of remeasurement.

On March 31, 2023, in association with the Merger Agreement, the Company issued an unsecured promissory note to Spectaire, Inc. (“Spectaire Loan”). See Note 6 for further discussion on the convertible promissory note.

On September 29, 2023 the board of directors of the Company, unanimously approved the merger of Perception Spectaire Merger Sub Corp., pursuant to the terms of the Merger Agreement, dated as of January 16, 2023, by and among the Company, Merger Sub and Spectaire. Furthermore, the other transactions contemplated by the Merger Agreement and documents related thereto. In connection with the Business Combination, PCCT will change its name to “Spectaire Holdings Inc.”

Pursuant to the Effective Time of the Merger

(i) Each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of PCCT (“PCCT Class A Ordinary Shares”), and Class B ordinary shares, par value $0.0001 per share, of PCCT (“PCCT Class B Ordinary Shares”) will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of NewCo (“NewCo Common Stock”);

(ii) each of the then issued and outstanding redeemable warrants of PCCT (“PCCT Warrants”) will convert automatically into a redeemable warrant to acquire one share of NewCo Common Stock (“NewCo Warrants”); and

(iii) each of the then issued and outstanding units of PCCT that have not been previously separated into the underlying PCCT Class A Ordinary Shares and underlying PCCT Warrants upon the request of the holder thereof (the “PCCT Units”), will be cancelled and will entitle the holder thereof to one share of NewCo Common Stock and one-half of one NewCo Warrant.

As a result of and upon the closing of the Business Combination (the “Closing”), among other things, all outstanding shares of common stock, par value $0.0001 per share, of Spectaire Common Stock (after giving effect to the Spectaire Security Conversion, as defined above) as of immediately prior to the Closing, and, together with shares of Spectaire Common Stock reserved in respect of outstanding options to purchase shares of Spectaire Options and outstanding Spectaire RSUs as of immediately prior to the Closing that will be converted into options and restricted stock units based on Spectaire Common Stock, will be cancelled in exchange for the right to receive, or the option to purchase or restricted stock units covering (as applicable), (i) shares of NewCo Common Stock and (ii) the right to receive a number of Spectaire Earnout Shares (as defined above).

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On October 19, 2023 the Company consummated the previously announced business combination of pursuant to the Merger Agreement dated January 16,2023 by and among the Company, Merger Sub, and Spectaire.

Lock-up Agreement

The Merger Agreement contemplates that, at the Closing, PCCT will enter into lock-up agreements with (i) the Sponsor, (ii) certain of PCCT’s directors and officers and (iii) and of the Requisite Spectaire Stockholders, restricting the transfer of NewCo Common Stock, Private Placement Warrants and any shares of NewCo Common Stock underlying the Private Placement Warrants from and after the Closing. The restrictions under the lock-up agreements (1) with respect to the NewCo Common Stock, begin at the Closing and end on (a) in the case of the Sponsor and certain of PCCT’s directors and officers, the date that is 365 days after the Closing, or upon the price of NewCo Common Stock reaching $12.00 for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing, and (b) in the case of the Requisite Spectaire Stockholders, the date that is 180 days after the Closing, and (2) with respect to the Private Placement Warrants and any shares of NewCo Common Stock underlying the Private Placement Warrants, the date that is 30 days after the Closing.

Going Concern

As of September 30, 2023, the Company had $0 in cash held outside of the Trust Account and negative working capital of $15,854,752. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the proceeds made available to the Company under Working Capital Loans (as defined in Note 6), Extension Loan (as defined in Note 6), and the Spectaire Loan (as defined in Note 1). While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary.

As of September 30, 2023, the Company had until November 1, 2023 to complete a Business Combination. On October 19, 2023, the Company consummated the previously announced business combination of pursuant to the Merger Agreement dated January 16, 2023 by and among the Company, Merger Sub, and Spectaire (see Note 10).

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

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 27, 2023. The interim results for three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. The Company had $23,124,223 and $25,517,987 in investments held in the Trust Account as of September 30, 2023 and December 31, 2022, respectively.

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

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Under ASC 480, the Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2023, increased as the income earned on the Trust Account exceeds $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $1,647,439 during the nine months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$25,417,987
Plus:
Remeasurement of carrying value to redemption value	553,425
Class A ordinary shares subject to possible redemption as of March 31, 2023	25,971,412
Plus:
Remeasurement of carrying value to redemption value	554,814
Initial Pre-Extension Redemption	(4,041,203)
Class A ordinary shares subject to possible redemption as of June 30, 2023	22,485,023
Plus:
Remeasurement of carrying value to redemption value	539,200
Class A ordinary shares subject to possible redemption as of September 30, 2023	$23,024,223

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,617,198, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees and $967,198 of other offering costs. As such, the Company recorded $12,907,420 of offering costs as a reduction of temporary equity and $600,374 of offering costs as a reduction of permanent equity. On March 23, 2023, the IPO Underwriters waived their entitlement to the payment of any deferred underwriting discount, thereby reducing the amount of such deferred underwriting discount from $8,050,000 to $5,635,000.

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the three months ended September 30, 2023		For the three months ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,015,111)	$(2,804,963)	$(1,147)	$(287)
Denominator:
Basic and diluted weighted average shares outstanding	2,080,915	5,750,000	23,000,000	5,750,000
Basic and diluted net loss per share	$(0.49)	$(0.49)	$0.00	$0.00

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	For the nine months ended September 30, 2023		For the nine months ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(2,030,703)	$(5,206,988)	$(431,493)	$(107,873)
Denominator:
Basic and diluted weighted average shares outstanding	2,242,476	5,750,000	23,000,000	5,750,000
Basic and diluted net loss per share	$(0.91)	$(0.91)	$(0.02)	$(0.02)

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

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consisted of the following at the dates indicated:

	September 30, 2023	December 31, 2022
Accrued expenses:
Accrued legal fees	$361,592	$1,905,225
Accrued printing costs related to S-4 filing	687,000	—
Accrued accounting fees	—	1,600
Total accrued expenses	$1,048,592	$1,906,825

At September 30, 2023 and December 31, 2022, accounts payable was $5,478,623 and $783,055, respectively. These amounts were comprised of legal fees that were billed as of September 30, 2023 and December 31, 2022 of $4,929,584 and $752,885, respectively.

SPECTAIRE HOLDINGS INC.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, $20,000 and $80,000 of administrative support expenses were incurred, respectively, and are included within operating and formation costs within the accompanying unaudited condensed statements of operations. For the three and nine months ended September 30, 2022, $30,000 and $90,000 of administrative support expenses were incurred, respectively, and are included within operating and formation costs within the accompanying unaudited condensed statements of operations. As of September 30, 2023 and December 31, 2022, there was $20,000 and $20,000 outstanding under the Administrative Support Agreement, and are included within accounts payable - related party on the unaudited condensed balance sheets.

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In an agreement dated October 17, 2023, the Company amended the Working Capital Loans, effective as of August 7, 2023, to extend the maturity date to April 15, 2024.As of September 30, 2023 and December 31, 2022, the outstanding amount of Working Capital Loans were $661,701, and 25,000, respectively, and were recorded in convertible promissory notes - related party on the condensed balance sheets.

On October 31, 2022, the Company issued a convertible promissory note in the aggregate principal amount of up to $720,000 (the “extension loan”) to its sponsor, Perception Capital Partners II LLC, a Delaware limited liability company (the “sponsor”). The extension loan was issued in connection with certain payments to be made by the sponsor into the trust account of the company pursuant to the Company’s amended and restated certificate of incorporation, to provide the company with an extension of the date by which it must consummate an initial business combination from November 1, 2022 to November 1, 2023 (the “extension”). The contribution(s) and the extension loans will not bear any interest, and will be repayable by the company to the sponsor upon the earlier of (i) the date by which the company must complete an initial business combination and (ii) the consummation of an initial business combination. The extension loans may be settled, at the option of the sponsor, in whole warrants to purchase Class A ordinary shares of the company at a conversion price equal to $1.00 per warrant (the “extension loan warrants”). Each extension loan warrant will entitle the holder thereof to purchase one Class A ordinary share of the company at an exercise price of $11.50 per share, subject to certain adjustments. The extension loan warrants are identical to the warrants included in the units sold in the company’s initial public offering, except that, so long as they are held by the sponsor or its permitted transferees: (1) they will not be redeemable by the company; (2) they (including the Class A ordinary shares issuable upon exercise of the extension loan warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of the company’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A ordinary shares issuable upon exercise of the extension loan warrants) are entitled to registration rights. The maturity date of the extension loans may be accelerated upon the occurrence of an “event of default” (as defined within the agreement). Any outstanding principal under the extension loans may be prepaid at any time by the company, at its election and without penalty, provided, however, that the sponsor shall have a right to first convert such principal balance of the extension loan upon notice of such prepayment. Furthermore, on April 10, 2023 the company amended the debt, increasing the aggregate principal amount of the extension loan up to $1,200,000. On October 17, 2023 the Company amended the debt, extending the maturity date to January 16, 2024. As of September 30, 2023 and December 31, 2022, $574,815 and $196,631, respectively, is outstanding under the extension loan recorded in convertible promissory notes - related party on the condensed balance sheets.

On March 31, 2023, in association with the Merger Agreement, the Company issued the Spectaire Loan. The Spectaire Loan is non-interest bearing and payable on the date of any termination of the Merger Agreement (the “Maturity Date”), unless accelerated upon the occurrence of an event of default (as defined within the Spectaire Loan). As of September 30, 2023, $818,000 is outstanding under the Spectaire Loan and is recorded in convertible promissory notes - related party on the condensed balance sheets. This balance was cancelled at the closing of the Business Combination on October 19, 2023.

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Reimbursed Expenses - Related Party

The Company’s Sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. For the three and nine months ended September 30, 2023, a $3,264 reimbursement and $27,185 of such expenses were incurred respectively, and are included in operating and formation costs within the accompanying unaudited condensed statements of operations. As of September 30, 2023 and December 31, 2022, $43,940 and $55,626 was recorded in accounts payable - related party, respectively. For the three and nine months ended September 30, 2022, $85,586 and $232,053 of such expenses were incurred, and are included in operating and formation costs within the accompanying unaudited condensed statements of operations.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $8,050,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On March 23, 2023, the underwriters agreed to waive their rights to the portion of the fee payable by the Company for deferred underwriting commissions. The Company and the underwriters agreed that the deferred underwriting discount will be payable only to the underwriters, thereby reducing the amount of such deferred underwriting discount from $8,050,000 to $5,635,000. The waived fee amount of $2,415,000 was recorded as a reduction to accumulated deficit on the Company’s condensed balance sheets.

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022 there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 2,080,915 and 2,457,892 Class A ordinary shares issued and outstanding, including 2,080,915 and 2,457,892 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Redemption of Public Warrants. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share.

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

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023 (unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$23,124,223	$23,124,223	$—	$—
Liabilities
Forward Purchase Units	$7,050,000	$—	$—	$7,050,000
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$25,517,987	$25,517,987	$—	$—

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

The following table provides the significant inputs to the model for the fair value of the forward purchase agreement:

	At January 14, 2023 (inception)	At September 30, 2023
Equity value	$10.75	$11.12
Strike Price	$11.93	$12.80
Remaining Life (years)	1.80	1.55
Risk-free rate	4.70%	5.50%
Volatility	52.90%	58.20%

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Level 3
Fair value as of January 14, 2023 (inception)	$3,830,000
Change in fair value of Forward Purchase Agreement	3,220,000
Fair value as of September 30, 2023	$7,050,000

For the three and nine months ended September 30, 2023, the Company recognized an unrealized loss in connection with changes in the fair value of the Forward Purchase Agreement liability of $2,760,000 and $3,220,000, respectively, which are labeled as changes in fair value of forward purchase units in the accompanying unaudited condensed statements of operations.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The Company entered into a subscription agreement on October 4, 2023 to cover working capital expenses of $650,000 prior to the closing of the business combination. In connection with the consideration received, the Company will issue 0.9 shares of Class A common stock for each dollar contributed by the investor’s capital contribution.

On October 4, 2023 the Company entered into an agreement with it's Sponsor to facilitate the Company's fundraising efforts. Pursuant to the agreement, the Sponsor agreed to forfeit for cancellation 585,000 Class B ordinary shares with a par value of $0.0001 in connection with the closing of the Business Combination. Following the closing of the Business Combination, the number of shares of Common Stock equal to the number of default shares, if any, by the surviving entity to Polar Multi-Strategy Master Fund, a Cayman Islands exempted entity, in accordance with the subscription agreement.

On October 13, 2023, the Company received approval of the Merger Agreement from a majority shareholder vote.

The Company entered into a private placement subscription agreement for newly issued shares of common stock with a par value of $0.0001 per share, noting an aggregate purchase price of $3,500,000. The investor will close on the initial shares of 50,000 on the same date of the business combination and will close on additional shares up to an aggregate price of $3,000,000 within two years subsequent to the business combination closing.

On October 16, 2023, PCCT and Jefferies LLC (“Jefferies”) entered into the second amendment (the “Second Underwriting Agreement Amendment”) to that certain underwriting agreement (as amended, the “Underwriting Agreement”), dated October 27, 2021 and first amended as of March 23, 2023, by and between PCCT and Jefferies, as representative of the several underwriters listed on Schedule A thereto (the “IPO Underwriters”). Pursuant to the Second Underwriting Agreement Amendment, PCCT and Jefferies agreed, among other things, that upon the closing of the Business Combination (the “Closing), $1,500,000 (the “Closing Deferred Cash Obligation”) of the deferred underwriting discount of $5,635,000 (the “Deferred Discount”) will be due and payable in cash to Jefferies, individually and not as representative and for the accounts of the IPO Underwriters, thereby reducing the amount of the Closing Deferred Cash Obligation from $2,000,000 to $1,500,000, with the remaining $4,135,000 of the Deferred Discount (the “Deferred Cash Obligation”) being due and payable to Jefferies, individually and not as representative and for the account of the IPO Underwriters no later than twenty-four (24) months following the Closing, thereby extending the date on which payment of the Deferred Cash Obligation is due from eighteen (18) months to twenty-four (24) months.

On October 18, 2023, PCCT and Jefferies entered into the third amendment (the “Third Underwriting Agreement Amendment”) to the Underwriting Agreement. Pursuant to the Third Underwriting Agreement Amendment, PCCT and Jefferies agreed that the Closing Deferred Cash Obligation will be due and payable to Jefferies no later than six (6) months following the Closing. However, if the Company raises $10.0 million in additional capital (whether debt or equity), excluding certain transactions set forth on the schedules thereto, following the Closing and before the six-month anniversary of the Closing, the Company must pay the Closing Deferred Cash Obligation simultaneously with the closing of such additional capital raise.

On October 16, 2023, PCCT and Polar Multi-Strategy Master Fund, a Cayman Islands exempted entity (“Polar”), entered into an agreement (the “Polar Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction. Pursuant to the terms of the Polar Forward Purchase Agreement, Polar purchased 206,000 class A ordinary shares, par value $0.0001 per share, of PCCT (“PCCT Class A Ordinary Shares”) from holders (other than PCCT or its affiliates) who elected to redeem such shares in connection with the Business Combination. Purchases by Polar were made through brokers in the open market after the redemption deadline in connection with the Business Combination at a price no higher than the redemption price to be paid by PCCT in connection with the Business Combination (the “Initial Price”). The Shares purchased by Polar, other than the Share Consideration Shares (as defined below) are referred to herein as the “Recycled Shares.”

The Polar Forward Purchase Agreement provides that not later than one local business day following the Closing (the “Prepayment Date”), PCCT will transfer to an account designated in writing by Polar, out of funds held in the Trust Account, a cash amount (the “Prepayment Amount”) equal to the product of the number of Recycled Shares and the Initial Price, less an amount equal to 1% of the product of the number of Recycled Shares and the Initial Price (the “Shortfall Amount”). In addition to the Prepayment Amount, PCCT shall pay directly from the Trust Account on the Prepayment Date, an amount equal to the product of 37,500 PCCT Class A Ordinary Shares (the “Share Consideration Shares”) and the Initial Price. Polar has agreed to waive any redemption rights in connection with the Business Combination with respect to the Recycled Shares. Such waiver may reduce the number of PCCT Class A Ordinary Shares redeemed in connection with the Business Combination, which reduction could alter the perception of the potential strength of the Business Combination.

From time to time following the Closing and prior to the earliest to occur of (a) the first anniversary of the Closing (or, upon the mutual written agreement of PCCT and Polar, eighteen (18) months following the Closing) and (b) the date specified by Polar in a written notice to be delivered to PCCT at Polar’s discretion after the occurrence of a Seller Price Trigger Event, a Delisting Event or a Registration Failure (each as defined in the Polar Forward Purchase Agreement) (in each case, the “Maturity Date”), Polar may, in its sole discretion, sell some or all of the Recycled Shares. On the last trading day of each calendar month following the Business Combination, in the event that Polar has sold any Recycled Shares (other than sales to recover the Shortfall Amount), PCCT will be entitled to an amount equal to the product of the number of Recycled Shares sold multiplied by the Reset Price and Polar will be entitled to an amount equal to the excess of the Initial Price over the Reset Price for each sold Recycled Share. The “Reset Price” shall be set on the first scheduled trading day of each month, commencing with the first calendar month following the Closing, to be the lowest of the (b) Initial Price and (c) volume weighted average price of the Company Common Stock during the last ten (10) trading days during the prior calendar month, but not lower than $7.50; provided that to the extent that PCCT offers and sells any Company Common Stock or securities convertible into Company Common Stock at a price lower than the existing Reset Price, the Reset Price shall be modified to equal such reduced price.

As previously disclosed on March 27, 2023 and April 12, 2023, respectively, PCCT issued to Perception Capital Partners II LLC (the “Sponsor”) a convertible promissory note, dated as of January 10, 2023 and effective as of December 7, 2022 (the “Working Capital Note”) and an amended and restated convertible promissory note dated as of April 10, 2023 (the “Second Extension Note”).

On October 17, 2023, PCCT and the Sponsor amended and restated the Working Capital Note (the “A&R Working Capital Note”) to, among other things, extend the date by which the unpaid principal balance thereunder becomes due and payable by the Company to the Sponsor (the “Maturity Date”) to the later of (i) the date by which PCCT must complete an initial business combination and (ii) a date that is one hundred eighty (180) days following the consummation of an initial business combination.

On October 17, 2023, PCCT and the Sponsor amended and restated the A&R Extension Note (the “Second A&R Extension Note”), to (A) extend the date by which the unpaid principal balance thereunder becomes due and payable by the Company to the Sponsor (the “Maturity Date”) to the later of (i) the date by which PCCT must complete an initial business combination and (ii) a date that is one year following the consummation of an initial business combination, and (B) allow the Company to convert up to $1,200,000 of the unpaid principal amount outstanding under the Second A&R Extension Note into a number of shares of Company Common Stock calculated based on a 10-day volume weighted average price of the Company Common Stock over a period ending on the day the Company provides the Sponsor notice of such conversion.

On October 19, 2023 the Company consummated the previously announced business combination of pursuant to the Merger Agreement dated January 16, 2023 by and among the Company, Merger Sub, and Spectaire.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” the “Company” or “PCCT” refer to Perception Capital Corp. II prior to the consummation of the Business Combination and to Spectaire as of and following the consummation of the Business Combination. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Perception Capital Partners II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

Spectaire is an industrial technology company whose core offering allows its customers to measure, manage, and potentially reduce carbon dioxide equivalent (CO2e) and other greenhouse gas emissions. Spectaire’s core offering, AireCore™, is a fully integrated hardware, software, and data platform for logistics and supply chain players that uses mass spectrometry to directly measure their emissions. The research and development for AireCore™’s mass spectrometry technology began more than 15 years ago at MIT, led by Spectaire’s Chief Technology Officer, Dr. Brian Hemond, and Spectaire’s co-founder, Professor Ian Hunter. Spectaire’s asset-light business model delivers a win-win-win for Spectaire, its customers, and the environment.

Companies are coming under increasing pressure from governments, customers and the public to account for and reduce their emissions. Spectaire believes that, prior to the introduction of AireCore™, there was no practical way to directly measure real-time transportation emissions. Instead of directly measuring their emissions, Spectaire’s existing and potential customers have historically estimated their emissions using emissions estimation calculators for transport and logistics that estimate based on fuel consumption, mileage, and vehicle weight. These estimates cannot accommodate the minute-to-minute, mile-to-mile variations that often drive significant differences between these estimates and actual emissions. As a result, these estimates have come under criticism for being inaccurate, simplistic, and—until now—impossible to verify. A pilot study conducted with Spectaire’s anchor customer, Mosolf SE & Co. KG, found that their emissions estimate calculated using CSN EN 16258, a publicly available and widely used emissions estimation standard, overstated their actual emissions by approximately 60%.

Spectaire’s AireCore™ patented micro mass spectrometer (MMS) is expected to solve this problem. Unlike conventional mass spectrometers, which typically have significant cost, size, power, and environmental requirements, the AireCore™ uses a proprietary miniaturized and ruggedized analyzer combined with solid state pump technology to address mobile operation in harsh environments.

AireCore™ is cloud-connected through mobile phone networks, enabling a continuous feed of emissions data. AireCore™ software can also be upgraded over-the-air (OTA) smartphone-style, enabling continuous roll-out of features and improvements.

AireCore™ is protected by a robust patent portfolio and a lengthy research and development timeline, with significant time and resources invested by MIT in developing technology relating to the AireCore. MIT has granted Spectaire an exclusive license for all of the intellectual property owned by MIT that underlies the AireCore™ and is a minority shareholder in Spectaire.

Companies face a “technology gap” between emissions requirements and access to emissions management capabilities, creating a no-win scenario. Spectaire believes that AireCore™ is the world’s first and only device able to address this technology gap by delivering real-time, accurate, and verifiable emissions measurements, and through its flagship AireCore™ product, Spectaire provides a fully integrated hardware, software and data solution for logistics and supply chain players to directly measure their emissions.

Recent Developments

Prior to the closing of the Business Combination, we were a blank check company incorporated as a Cayman Islands exempted company on January 21, 2021, formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

As previously announced, the Company previously entered into that certain Agreement and Plan of Merger, dated as of January 16, 2023 (the “Merger Agreement”), with Perception Spectaire Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of PCCT (“Merger Sub”), and Spectaire Inc., a Delaware corporation (“Legacy Spectaire”), pursuant to which, on October 19, 2023, Merger Sub merged with and into Legacy Spectaire, with Legacy Spectaire surviving the merger as a wholly owned subsidiary of New Spectaire (the “Business Combination” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

On October 18, 2023, the Company and Jefferies LLC (“Jefferies”) entered into that certain third amendment (the “Third Underwriting Agreement Amendment”) to that certain underwriting agreement (as amended, the “Underwriting Agreement”), dated October 27, 2021 and first amended as of March 23, 2023, by and between the Company and Jefferies, as representative of the several underwriters listed on Schedule A thereto (the “IPO Underwriters”). Pursuant to the Third Underwriting Agreement Amendment, the Company and Jefferies agreed that the Closing Deferred Cash Obligation (as defined below) will be due and payable to Jefferies no later than six (6) months following the Closing. However, if the Company raises $10.0 million in additional capital (whether debt or equity), excluding certain transactions set forth on Schedule A thereto, following the Closing and before the six-month anniversary of the Closing, the Company must pay the Closing Deferred Cash Obligation simultaneously with the closing of such additional capital raise.

On October 16, 2023, the Company and Jefferies entered into the second amendment (the “Second Underwriting Agreement Amendment”) to the Underwriting Agreement. Pursuant to the Second Underwriting Agreement Amendment, the Company and Jefferies agreed, among other things, that upon the closing of the Business Combination, $1,500,000 (the “Closing Deferred Cash Obligation”) of the deferred underwriting discount of $5,635,000 (the “Deferred Discount”) will be due and payable in cash to Jefferies, individually and not as representative and for the accounts of the IPO Underwriters, thereby reducing the amount of the Closing Deferred Cash Obligation from $2,000,000 to $1,500,000, with the remaining $4,135,000 of the Deferred Discount (the “Deferred Cash Obligation”) being due and payable to Jefferies, individually and not as representative and for the account of the IPO Underwriters no later than twenty-four (24) months following the Closing, thereby extending the date on which payment of the Deferred Cash Obligation is due from eighteen (18) months to twenty-four (24) months.

On October 16, 2023, the Company effected a deregistration under the Companies Act (As Revised) of the Cayman Islands and a domestication under the General Corporation Law of the State of Delaware (the “DGCL”), as amended, pursuant to which the Company’s jurisdiction of incorporation changed from the Cayman Islands to the State of Delaware (the “Domestication”). In connection with the Domestication, (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares”) and each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Company (the “Class B Ordinary Shares” and together with the Class A Ordinary Shares, the “Ordinary Shares”), converted automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of the Company (“Common Stock”), (ii) each issued and outstanding warrant to purchase one Class A Ordinary Share (“Cayman Warrant”) converted automatically into a warrant to acquire one share of Common Stock (“Warrant”) pursuant to the Warrant Agreement, dated as of October 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and (iii) each issued and outstanding unit of the Company, consisting of one Class A Ordinary Share and one-half of one Cayman Warrant, was cancelled and entitled the holder thereof to one share of Company Common Stock and one-half of one Warrant.

Upon effectiveness of the Domestication, the Company changed its name from “Perception Capital Corp. II” to “Spectaire Holdings Inc.”, filed a certificate of incorporation (the “Company Charter”) with the Secretary of State of Delaware and adopted bylaws (the “Company Bylaws” and, together with the Company Charter, the “Company Organizational Documents”) under the DGCL. The material terms of each of the Company Organizational Documents and the general effect upon the rights of holders of the Company Common Stock and Company Warrants are included in the Proxy Statement/Prospectus under the sections entitled “Proposal No. 3—The Organizational Documents Proposal” beginning on page 109, “Comparison of Corporate Governance and Shareholder Rights” beginning on page 249 and “Description of Securities of NewCo” beginning on page 251, which are incorporated herein by reference.

As previously announced, on October 11, 2023, the Company entered into a private placement subscription agreement (the “PIPE Subscription Agreement”) with Dr. Jörg Mosolf (the “PIPE Investor”), pursuant to which the PIPE Investor agreed to subscribe for newly-issued shares of Common Stock (the “PIPE Shares”), with an aggregate purchase price of $3,500,000. On October 19, 2023, concurrently with the closing of the Business Combination, the PIPE Investor closed on the purchase of 50,000 PIPE Shares at a price of $10.00 per share, for an aggregate purchase price of $500,000 (the “PIPE Investment”). Pursuant to the PIPE Subscription Agreement, within two years following the Closing, the PIPE Investor will purchase additional PIPE Shares in one or multiple subsequent closings for a purchase price per share of $10.00 (subject to as described in the PIPE Subscription Agreement) for an aggregate purchase price of $3,000,000 (the “Additional Investments”). The purchase and sale of the PIPE Shares in the Additional Investments is conditioned upon typical conditions for transactions of this type. The PIPE Shares issued and sold in the PIPE Investment and to be issued and sold in the Additional Investments pursuant to the PIPE Subscription Agreement have not been and will not be registered under the Securities Act of 1933 (the “Securities Act”) and have been and will be issued in reliance on the availability of an exemption from such registration.

As previously announced, on October 4, 2023, the Company entered into a subscription agreement with Polar Multi-Strategy Master Fund (“Polar”) to cover working capital requirements of the Company prior to the consummation of the Business Combination (the “Polar Subscription Agreement”). Pursuant to the terms and subject to the conditions of the Polar Subscription Agreement, Polar agreed to contribute up to $650,000 to the Company (the “Capital Contribution”). In consideration of the Capital Contribution, the Company agreed to issue 0.9 shares of Common Stock for each dollar of the Capital Contribution. Accordingly, at closing of the Business Combination, the Company issued 585,000 shares of Common Stock to Polar. Upon certain events of default under the Subscription Agreement, PCCT shall issue to Polar 0.1 shares of Common Stock (“Default Shares”) for each dollar of the Capital Contribution funded as of the date of such default, and for each month thereafter until such default is cured, subject to certain limitations provided for therein.

In connection with the Company’s entry into the Polar Subscription Agreement, Perception Capital Partners II LLC (the “Sponsor”) delivered to the Company a letter agreement to facilitate the Company’s fundraising efforts (the “Sponsor Letter Agreement”). Pursuant to the Sponsor Letter Agreement, the Sponsor agreed to forfeit for cancellation (i) 585,000 Class B Ordinary Shares concurrently with the closing of the Business Combination and (ii) following the closing of the Business Combination, the number of shares of Common Stock equal to the number of Default Shares, if any, issued by the Surviving Entity to Polar in accordance with the Subscription Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from January 21, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for our initial public offering described above, and, since the closing of our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income and dividends on investments held in our trust account after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $3,820,074, which resulted from interest and dividend income on investments held in the in trust account of $289,490, offset by operating and formation costs of $1,349,564 and an unrealized loss in the forward purchase units of $2,760,000.

For the three months ended September 30, 2022, we had a net loss of $1,434, which resulted from interest and dividend income on investments held in the in trust account of $613,919, offset by operating and formation costs of $615,353.

For the nine months ended September 30, 2023, we had a net loss of $7,237,691, which resulted from interest and dividend income on investments held in the in trust account of $837,993, offset by operating and formation costs of $4,855,684 and an unrealized loss on the fair value of the forward purchase units of $3,220,000.

For the nine months ended September 30, 2022, we had a net loss of $539,366, which resulted from interest and dividend income on investments held in the in trust account of $957,962, offset by operating and formation costs of $1,497,328.

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

For the nine months ended September 30, 2023, net cash used in operating activities was $1,028,169 which was due to the net loss of $7,237,691 and interest income on investments held in Trust Account of $837,993, offset in part by changes in working capital of $3,827,515 and an unrealized loss on the change in fair value of forward purchase units of $3,220,000.

For the nine months ended September 30, 2022, net cash used in operating activities was $619,670, which was due to the net loss of $539,366 and interest income on investments held in Trust Account of $957,962, offset in part by changes in working capital of $877,658.

For the nine months ended September 30, 2023, net cash provided by investing activities was $3,231,757, which was due to proceeds from Trust Account for payment to redeeming shareholders of $4,041,203 offset by advances into the trust account of $809,446.

For the nine months ended September 30, 2022, there were no cash flows from investing activities.

For the nine months ended September 30, 2023, net cash used in financing activities was $2,208,318, which was due to payment to redeeming shareholders of $4,041,203, offset by proceeds from convertible promissory notes - related party of $1,832,885.

For the nine months ended September 30, 2022, net cash used in financing activities was $7,000, which was due to payments of offering costs of $7,000.

As of September 30, 2023, we had cash of $0 held outside the trust account.

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

We plan to address this uncertainty through our initial business combination as discussed above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 or December 31, 2022.

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

Underwriting Agreement

Simultaneously with our initial public offering, the IPO Underwriters fully exercised the over-allotment option to purchase an additional 3,000,000 units at an offering price of $10.00 per Unit for an aggregate purchase price of $30,000,000.

The IPO Underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate, upon the closing of our initial public offering. In addition, $0.35 per unit, or $8,050,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions.

The deferred fee will become payable to the IPO Underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the Underwriting Agreement. On March 23, 2023, the IPO Underwriters agreed to reduce the amount of such deferred underwriting discount from $8,050,000 to $5,635,000.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon this evaluation, our certifying officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to the recording of the change in fair value of forward purchase units during the preparation of our quarterly report on Form 10-Q as of and for the period ended September 30, 2023. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Proxy Statement/Prospectus, filed with the SEC on September 27, 2023 (File No. 333-272880). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as described below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Proxy Statement/Prospectus, filed with the SEC on September 27, 2023 (File No. 333-272880).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1†	Agreement and Plan of Merger, dated as of January 16, 2023, by and among PCCT, Merger Sub and Legacy Spectaire (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2023).
3.1	Certificate of Incorporation of Spectaire Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
3.2	Bylaws of Spectaire Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTAIRE HOLDINGS INC.

Date: November 14, 2023	By:	/s/ Brian Semkiw
Brian Semkiw
Chief Executive Officer

SPECTAIRE HOLDINGS INC.

Date: November 14, 2023	By:	/s/ Leonardo Fernandes
Leonardo Fernandes
Chief Financial Officer