Form 10-Q/A
period 2023-09-30
Spectaire Holdings Inc.
filed 2023-12-01
CIK 1844149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of November 27, 2023, there were 15,344,864 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the period ended September 30, 2023 is being filed by Spectaire Holdings Inc. (the “Company”) to correct a scrivener’s error located on the cover page of the Form 10-Q for the period ended September 30, 2023 that was originally filed by the Company on November 14, 2023, which inaccurately stated the number of issued and outstanding shares of the Company’s common stock as of the filing date.

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

SPECTAIRE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

SPECTAIRE HOLDINGS INC.

Date: December 1, 2023	By:	/s/ Brian Semkiw
Brian Semkiw
Chief Executive Officer

SPECTAIRE HOLDINGS INC.

Date: December 1, 2023	By:	/s/ Leonardo Fernandes
Leonardo Fernandes
Chief Financial Officer