Form 10-K
period 2023-12-31
Spectaire Holdings Inc.
filed 2024-03-29
CIK 1844149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40976

Spectaire Holdings Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	98-1578608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Coolidge Hill Rd. Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 213-8991

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SPEC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	SPECW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $23.3 million, based on the closing price of the Registrant’s common stock on the Nasdaq Global Select Market of $11.20 per share. Common stock beneficially owned by each executive officers, directors, and holders of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock issued and outstanding as of March 27, 2024 was 15,344,864.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

BASIS OF PRESENTATION

On January 16, 2023, Spectaire Holdings Inc., a Delaware corporation, (formerly known as Perception Capital Corp. II) entered into an Agreement and Plan of Merger with Perception Spectaire Merger Sub Corp. (“Merger Sub”) and Spectaire Inc. (the “Merger Agreement”). The Merger Agreement provided for, among other things, the merger of Merger Sub with and into Spectaire Inc. (the “Merger”  and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”), with Spectaire Inc. surviving the Merger as a wholly owned subsidiary of Spectaire, in accordance with the terms and subject to the conditions of the Merger Agreement. On October 19, 2023, we consummated the Business Combination.

As used in this Annual Report on Form 10-K (this “Annual Report”), unless the context requires otherwise, references to “Spectaire,” the “Company,” “Registrant,” “we,” “us,” and “our,” and similar references refer to Spectaire Holdings Inc. and its wholly owned subsidiaries following the Business Combination and to Spectaire Inc. prior to the consummation of the Business Combination. References to “PCCT” refer to Perception Capital Corp. II prior to the consummation of the Business Combination.

This Annual Report contains references to trademarks, service marks and trade names owned by us or other companies. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report and the information incorporated herein, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. We do not intend our use or display of other companies’ trade names, service marks or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in this Annual Report titled “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	the projected financial information, business and operating metrics, anticipated growth rate, and market opportunity of Spectaire;

●	the ability to maintain the listing of Spectaire common stock and Spectaire warrants on Nasdaq;

●	our public securities’ potential liquidity and trading;

●	our ability to raise financing in the future;

●	our success in retaining or recruiting, or changes required in, officers, key employees or directors;

●	the impact of the regulatory environment and complexities with compliance related to such environment;

ii

●	the success of strategic relationships with third parties;

●	our ability to execute our business strategy;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our financial performance;

●	our ability to expand or maintain our existing customer base; and

●	other factors detailed under the section titled “Risk Factors.”

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

You should read this Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

iii

PART I

Item 1. Business.

Overview

Spectaire Holdings Inc. (the “Company”, or “Spectaire”, “us”, “our” or “we”) is an industrial technology company whose core offering allows its customers to measure, manage, and potentially reduce carbon dioxide equivalent (CO2e) and other greenhouse gas emissions. Our core offering, AireCore™, is a fully integrated hardware, software, and data platform for logistics and supply chain players that uses mass spectrometry to directly measure their emissions. The research and development for AireCore™’s mass spectrometry technology began more than 15 years ago at the Massachusetts Institute of Technology (“MIT”), led by our Chief Technology Officer Dr. Brian Hemond and our co-founder Professor Ian Hunter. Our asset-light business model delivers a win-win-win for Spectaire, for our customers, and for the environment.

The Science Behind Spectaire

Companies are coming under increasing pressure from governments, customers, and the public to account for and reduce their emissions. We believe that, prior to our introduction of AireCore™, there was no practical way to directly measure real-time transportation emissions. As we describe below, conventional mass spectrometers, the only technology that could directly measure transportation emissions in real-time, are large, expensive, and require stable lab environments. Even ostensibly “mobile” mass spectrometers are impractical and require behind towed separately behind an emitting vehicle. As a result of these impractical options, instead of directly measuring their emissions, our potential customers currently estimate their emissions using emissions estimation calculators for transport and logistics that estimate based on fuel consumption, mileage, and vehicle weight. These estimates cannot accommodate the minute-to-minute, mile-to-mile variations that often drive significant differences between these estimates and actual emissions. As a result, these estimates have come under criticism for being inaccurate, simplistic, and — until now — impossible to verify. A pilot study conducted with our anchor customer Mosolf found that their emissions estimate calculated using CSN EN 16258, a publicly available and widely used emissions estimation standard, overstated their actual emissions by approximately 60%.

The most practical way to directly measure emissions at the source is through mass spectrometry. Mass spectrometry is a chemical analytical technique used to confirm both the identity and the relative quantity of molecules in a sample. In a typical mass spectrometry measurement, a gas sample is ionized and the resultant ions are separated by their mass-to-charge ratios (m/z). The specific sample molecules can then be identified by the atomic masses of the ions and ion fragmentation pattern.

A mass spectrometer attached to a vehicle can precisely measure the CO2e emitted while the engine is running. However, most commercially available mass spectrometers are industrial-scale equipment, roughly the size and weight of a refrigerator, can cost hundreds of thousands of dollars, and typically require stable lab environments to operate. Companies today incur real costs in emissions offsets or carbon tax payments due to inaccurate estimates, while simultaneously lacking the technology to deliver an accurate accounting of their actual emissions. As a result, our potential customers currently face a no-win situation as public policy and corporate commitments outpace available technology.

Spectaire’s AireCore™ Solution

Our AireCore™ patented micro mass spectrometer (MMS) solves this problem. Unlike conventional mass spectrometers which typically have significant cost, size, power, and environmental requirements the AireCore™ uses a proprietary miniaturized and ruggedized analyzer combined with solid state pump technology to address mobile operation in harsh environments.

AireCore™ is cloud-connected through mobile phone networks, enabling a continuous feed of emissions data. AireCore™ core software can also be upgraded over-the-air (OTA) smartphone-style, enabling continuous roll-out of features and improvements.

AireCore™ is protected by a robust patent portfolio and a lengthy research and development timeline, with significant time and resources invested by MIT in developing technology that is not reflected in our historical financial statements. MIT has granted us an exclusive license for all of the intellectual property owned by MIT that underlies the AireCore™ and is a minority shareholder in Spectaire.

Companies face a “technology gap” between emissions requirements and access to emissions management capabilities, creating a no-win scenario. We believe that AireCore™ is the world’s first and only device able to address this technology gap by delivering real-time, accurate, and verifiable emissions measurements, and through our flagship AireCore™ product, we provide a fully integrated hardware, software, and data solution for logistics and supply chain players to directly measure their emissions. We are aware of no other commercially available device that can be directly integrated into a vehicle, thus providing real-time emissions measurement while the vehicle is in everyday operation — yet reporting standards for emissions from industry, government, or other entities implicitly presume exactly such a technological capability.

Hardware

●	Designed for maximum portability. Small form factor of 16.3” × 7.9” × 11.9”, battery powered, and weighing approximately 22 lb.

●	Ruggedized and built for harsh environments. Designed to be mounted onto the back of trucks and able to operate in other comparable harsh environments.

●	Industry leading accuracy. Able to measure molecules from 10-80 atomic mass units with unit resolution at m/z 28. We believe this to be industry leading accuracy because all greenhouse gases of primary importance (nitrogen oxide, carbon oxide, methane) are at or below m/z 46, meaning that AireCore™’s accuracy is sufficient to capture all vehicle exhaust products.

●	Real-time analysis. Able to turn around sample analysis on 1-minute cycles, on a continuous basis, allowing true minute-to-minute, mile-to-mile visibility on emissions.

Software

●	IoT connected. AireCore™ can connect to WiFi or mobile phone networks, allowing customers to monitor emissions on a fleetwide basis in real-time and identify how maintenance and operating conditions impact emissions.

●	OTA upgrades. AireCore™’s software can be upgraded over-the-air (OTA) smartphone-style, enabling continuous roll-out of features and improvements.

●	Carbon credit management. AireCore™ software can capture and secure data necessary to generate carbon credits, at the standards required by carbon certification bodies.

Data

●	Consolidated audits and reporting. Customers can generate, view, and export emissions reporting based on AireCore™ data stored in encrypted cloud data centers.

●	Geolocated emissions databank. Customers will be able to monitor their emissions profile along their routes, allowing them to optimize their routes.

Patent portfolio

The following table sets forth certain information related to each of the issued patents related to AireCore™’s MMS technology, including the relevant jurisdiction of each and corresponding expiration date.

Issued Patent	Jurisdiction	Type	Issue Date	Anticipated Expiration Date
Methods, Apparatus, and System for Mass Spectrometry
Patent No.: 201280000000	China	Utility: National Phase	August 10, 2016	February 13, 2032
Patent No.: 105869982	China	Utility: Divisional	June 1, 2018	February 14, 2032
Patent No.: 1228101	Hong Kong	Utility: National Phase	August 30, 2019	February 9, 2037
Patent No.: 6141772	Japan	Utility: National Phase	May 12, 2017	February 14, 2032
Patent No.: 192703	Singapore	Utility: National Phase	March 1, 2016	February 14, 2032
Patent No.: 8754371	United States	Utility: Continuation	June 17, 2014	March 3, 2032
Patent No.: 9312117	United States	Utility: Continuation	April 12, 2016	February 14, 2032
Patent No.: 9735000	United States	Utility: Continuation	August 15, 2017	February 19, 2032
Patent No.: 10236172	United States	Utility: Continuation	March 19, 2019	February 14, 2032
Patent No.: 10658169	United States	Utility: Continuation	May 19, 2020	February 14, 2032
Patent No.: 11120983	United States	Utility: Continuation	September 14, 2021	February 14, 2032
Patent No.: 10201601048U	Singapore	Utility: Divisional	January 6, 2023	February 14, 2032
System for Mass Spectrometry
Patent No.: 2676286	Contracting States to the European Patent Convention	Utility: National Phase	August 29, 2018	February 14, 2032

Our Industry and Opportunity

We estimate a market opportunity exceeding $95 billion, derived bottom-up from logistics provider fleet sizes in the United States and Europe, and explicitly excluding several major sources of potential revenues. We believe our market is growing, and that we are well-positioned at the center of three converging forces: the evolution of the regulatory environment, changes in customer expectations, and the growth and development of carbon credit markets.

We Address a $95 Billion3 Market

We estimate our total addressable market exceeds $95 billion. This figure is derived by multiplying heavy-duty truck fleet size in the United States and Europe against our unit economics.4

We believe this estimate is conservative, as it excludes potential revenues from:

●	Fleets outside of the United States and Europe;

●	Applications other than logistics and transportation as the AireCore™ product can measure the emissions from a wide range of combustion and industrial processes; and

●	Carbon credit markets, which are estimated at over $978 billion as of 2022 (Source: Global Financial Markets Association).

Emissions are Rising Rapidly

Global CO2e emissions have risen rapidly to all-time highs and are continuing to accelerate. The National Aeronautics and Space Administration (NASA) estimates that global atmospheric CO2e levels reached 419.7 parts per million, a 10.2% increase from 2005 levels. Meanwhile, the US Energy Information Administration (EIA) estimates that 35.3 billion metric tons of CO2e was emitted in 2020 alone, roughly equivalent to the weight of 570 billion people or more than 70 times the current global population. The trajectory of emissions increases is accelerating.

[3]	TAM analysis excludes carbon credit TAM; Carbon credit market TAM is ~$978B (Source: Global Financial Markets Association).

[4]	US figure based on 11.6 million of registered medium/heavy trucks in the United States as of 2019 (Source: United States Department of Transportation, Bureau of Transportation Statistics). Europe figure includes European Union, Iceland, Norway, Switzerland, and UK’s vehicles as of 2021 (Source: The European Automobile Manufactures’ Association).

At the United Nations Climate Change Conference of 2015 (COP 21), 196 nations signed the Paris Agreement, which committed them to limit the increase in the global average temperature to well below 2.0°C, and preferably 1.5°C, compared to pre-industrial levels. Achieving this goal will require net zero emissions by 2050. These commitments encourage focus on the largest sources of emissions. The International Energy Agency estimates that 37% of global emissions come from transport.

Evolutions of the Regulatory Environment

Regulation has historically required manufacturers to adhere to ever-evolving standards of emissions and efficiency. The United States first introduced regulation on vehicle emissions with the Clean Air Act of 1963 and fuel economy with the Energy Policy and Conservation Act of 1975. The scope of government action under the Clean Air Act was significantly clarified by the 2007 Supreme Court case of Massachusetts vs. EPA. Today, three government agencies — the Environmental Protection Agency (EPA), the National Highway Traffic Safety Administration (NHTSA), and the California Air Resources Board (CARB) — set Federal and state vehicle emissions and fuel economy standards. These standards are steadily growing in specificity and granularity, and include:

●	Corporate Average Fuel Economy (CAFÉ). The sales-weighted average fuel economy in mile per gallon (mpg) of vehicles in a manufacturer’s fleet, set according to a specific model year (MY).

●	Carbon dioxide grams per mile (g/mi). The total volume of carbon dioxide released per mile on a fleet average basis.

●	Specific engine emissions on a gram or milligram per horsepower-hour (g/hp-hr or mg/hp-hr) basis. Specific emissions may include oxides of nitrogen (NOx), particulate matter (PM), non-methane hydrocarbon (NMHC), carbon monoxide (CO), carbon dioxide (CO2), and methane (CH4).

The Clean Air Act further empowers the EPA to assess significant fines to manufacturers and distributors in case of noncompliant engines, tampering events, and reporting and recordkeeping violations. Similar legislation is in place in the European Union, Brazil, Japan, India, and other major jurisdictions.

Starting with Finland in 1990, and accelerating in recent years, many jurisdictions have introduced a new type of legislation that targets owners and operators — as opposed to manufacturers and distributors — of emissions producing assets. This type of legislation puts a price on the usage of carbon, to be borne by the owner or the end-state customers. Carbon-pricing legislation falls into two distinct categories.

First, an emissions trading scheme (ETS), also known as a cap-and-trade scheme, limits the total level of greenhouse gas emissions through the grant of allowances, and allows emitters who fall below their respective allowance to “sell” their excess allowance to emitters who have exceeded their allocations. This allows the “systemwide aggregate” level of emissions to be kept constant, while allowing market pricing to determine the price of emissions. In an ETS, the planned volume of emissions is — in theory — known (via the allowances), but the price of carbon is not set by the market. The European Union, the State of California, and New Zealand are examples of jurisdictions that have implemented emissions trading schemes.

Second, a carbon tax directly sets a price on carbon usage and is assessed by governments. Carbon taxes are simpler to administer versus the market infrastructure and operating costs of an ETS but are less common. In a carbon tax system, the planned volume of emissions is not known (although emitters are economically incentivized to reduce it), but the price of carbon is known, as it is set by government authorities as a tax. Germany, South Africa, and several Canadian provinces are examples of jurisdictions that have or plan to implement a carbon tax.

We expect further growth and convergence of carbon pricing legislation and regulation in the years ahead. We believe a trend of “carbon pricing without borders” will continue to accelerate, as emissions are not constrained by national or subnational borders. Emissions trading schemes are already “linking” their markets to encourage greater trading activity and liquidity, such as in the case of the Switzerland-EU ETS link, and the Regional Greenhouse Gas Initiative (RGGI), a consortium of 12 US states.

We believe the growth of these trends will strengthen demand for our products and services. Both ETS and carbon taxes require accurate and continuous measurement, which is currently not possible without expensive and impractical equipment, and which can only work in lab settings, thus creating a “technology gap” between legal requirements and the capability to fulfill them. Our AireCore™ MMS closes this “technology gap” and is key to the successful shift of manufacturer-directed emissions limits to user-directed emissions limits.

Changes in Customer Expectations

In line with government action, companies have become increasingly conscious of their environment footprint as a result of expectations placed upon them by their customers, investors, and other stakeholders. The Governance & Accountability Institute found that in 2022, 96% of S&P 500 companies and 81% of Russell 1000 companies published reports to their investors describing their ESG (environmental, social, and governance) commitments. We believe our products and services actively help our customers manage their sustainability profiles and derive real commercial and operational benefits from doing so.

We believe companies with significant carbon footprints (both direct and indirect) are developing strategies to adapt their business models in response to customer and investor demands.

First, they are adopting a common language to provide transparency on their environmental footprint. The Greenhouse Gas Protocol Corporate Standard (GHG Protocol) and the Carbon Disclosure Project (CDP) are non-profit initiatives with significant participation. Over 18,700 companies representing more than half of global market capitalization participated in CDP’s annual disclosure programs, and 90% of Fortune 500 companies participating in CDP used GHG Protocol as the mechanism to frame their disclosures.

Second, they are adopting a common framework to guide their aspirations. The Science Based Targets Initiative (SBTi), a partnership between CDP, the United Stations, the World Resources Institute (WRI), and the World Wide Fund for Nature (WWF), is used by over 4,000 companies to reduce emissions in line with the Paris Agreement goals — limiting global warming to 1.5 °C above pre-industrial levels. SBTi targets are emissions reduction targets typically with a 5-15 year range from the date of submission and can include net-zero targets.

Third, they are expanding their scope of responsibility. The GHG Protocol defines emissions as Scope 1 (direct emissions from owned or controlled sources, such as a factory’s direct emissions), Scope 2 (indirect emissions from the generation of purchased energy, such as the power plant providing electricity for the factory), and Scope 3 (all other emissions not included in Scope 1 or Scope 2, both upstream and downstream, such as truck emissions from a supplier providing raw materials to the factory). For many companies, Scope 3 emissions make up a significant, if not a majority of their emissions, which they now seek to control and influence by exerting pressure upstream and downstream on their value chain.

Our initial set of indirect downstream customers have been working extensively with their suppliers to gain visibility on, manage, and reduce their Scope 3 emissions:

●	Nestlé S.A. has committed to SBTi targets of 20% emissions reduction by 2025, 50% emissions reduction by 2030, and net zero by 2050. Nestle’s efforts are closely focused on Scope 3, which represents 95% of company emissions, a significant portion of which are transportation-related.

●	Mercedes-Benz has committed to SBTi targets of 50% reduction of CO2 emissions across all worldwide operations by 2030, and a 40% reduction of all well-to-wheel (Scope 3) CO2 emissions by 2030.

●	Volkswagen has committed to SBTi targets of 30% CO2 reductions from production and use of all vehicles worldwide by 2030, including Scope 3 emissions.

Companies that make such commitments require suppliers to report on their emissions and potentially purchase carbon credits or offsets as a cost of doing business. For these upstream suppliers (our direct customers), the ability to measure emissions directly enables them to comply with their customer mandates.

Growth and Development of Carbon Credit Markets

Companies that operate in jurisdictions with either ETS or carbon taxes can take advantage of carbon credits, a tradeable certificate or permit representing the right to emit a set amount of greenhouse gas, typically a single metric ton of CO2 equivalent (MTCO2e). Companies that generate certified carbon credits have two avenues to realize value. First, they can offset their own carbon emissions, thus lowering their exposure to carbon limits or carbon taxes. Once used to offset emissions, carbon credits are retired and no longer have value. Second, they can sell their carbon credits on carbon markets, creating an additional revenue stream.

Specific types of carbon credits are typically grouped into three categories: carbon avoidance (preventing carbon from entering the atmosphere, for example, building a wind farm in lieu of a natural gas plant), carbon reduction (reducing carbon already entering the atmosphere, for example, an efficiency upgrade to an emissions source), and carbon removal (removing carbon from the atmosphere, for example, carbon sequestration projects). Carbon credits are typically certified by a verification body such as Gold Standard, Verra, American Carbon Registry, and Climate Action Reserve. The certification process is rigorous and typically specific to a methodology of measurement, the emitting activity, and sometimes the site of emissions. Market pricing of carbon credits takes these differential factors into account.

Carbon markets are split between Compliance Carbon Markets (CCMs) and Voluntary Carbon Markets (VCMs). CCMs, as their name implies, exist where carbon limits are set by governmental authorities, such as the European Union or the State of California. VCMs allow emitters outside of CCMs to voluntarily offset their carbon emissions. CCMs are generally more mature and liquid than VCMs, given the regulatory aspect of participation. Carbon credits traded in VCMs and CCMs are generally not fungible, and thus give rise to significant pricing differentials. For example, in 2022, carbon credits in the EU CCM traded at €70-€100 per MTCO2e, while carbon credits in VCMs traded at $2-$10 per MTCO2e.

Carbon markets are growing and scaling significantly. Research from the Global Financial Markets Association (GFMA) released in 2021 estimated the size of CCMs to be $170 billion, with a need to scale up to $1 trillion or more by 2030 to achieve Paris Agreement goals. Research by McKinsey & Company conducted in partnership with the Institute of International Finance estimate VCMs as much more nascent at $300 million, but forecasts that the market could increase to a value of $50 billion or more by 2030.

The growth and development of carbon markets creates upside potential for Spectaire. While the business model is not dependent on carbon credits, our technologies allow companies to reduce the volume of emissions through efficiency improvements. Spectaire is prepared to participate in both CCMs and VCMs and is in the certification process with both Gold Standard and Verra.

Spectaire’s Business Model

Our business model is based on asset-light production and delivers a win-win-win for Spectaire from high-margin revenue streams, for our customers who realize lower costs and new revenues, and for the environment from better outcomes and more effective public policy.

The following discussion of our business model reflects numerous estimates, beliefs and assumptions, including, but not limited to, general business, economic, regulatory, market and financial conditions, as well as assumptions about competition, future performance, and matters specific to Spectaire’s business, all of which are difficult to predict and inherently subject to significant risks and uncertainties, many of which are beyond Spectaire’s and PCCT’s control. The various risks and uncertainties include those set forth in the sections entitled “Risk Factors” beginning on page 13 of this Annual Report and “Cautionary Note Regarding Forward-Looking Statements” beginning on page 43 of this Annual Report, which you should read and carefully in connection with your review of the following discussion of our business model.

Note that Spectaire will be subject to a variety of federal, state, local and foreign environmental, health and safety, product stewardship and producer responsibility laws and regulations, including those arising from or relating to the use, generation, storage, discharge and disposal of hazardous chemicals used during its manufacturing process, those governing worker health and safety, those requiring design changes, supply chain investigation or conformity assessments and those relating to the recycling or reuse of products it manufactures. If Spectaire fails to comply with any present or future regulations or obtain in a timely manner any needed permits, Spectaire could become subject to liabilities, and could face fines or penalties, the suspension of production, or prohibitions on services it provides. In addition, such regulations could restrict Spectaire’s ability to expand its facilities or could require it to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in Spectaire’s operational, procurement and inventory management activities.

A Win for Spectaire: Three High-Margin Revenue Streams

We can achieve three high-margin revenue streams through its AireCore™ MMS product line.

●	Product sales. We intend to sell the AireCore™ MMS directly to customers at a price of $2,000 per unit. We project an approximately 30% gross margin on a unit basis for product sales. We derive this gross margin estimate from current bill-of-materials and labor cost on a unit basis.

●	Data subscription and services. The AireCore™ MMS requires an annual data subscription to operate, at $1,000 per unit per year. The data subscription grants access to applications, reporting capabilities, and secure cloud connectivity. We project an approximately 65% gross margin on data subscriptions. We derive this gross margin estimate from current estimated cost of technology infrastructure necessary to service our installed base based on our customer pipeline.

●	Carbon credits. We will receive a 50% share of carbon credits. Carbon credits pricing will vary depending on their market, certification, and quality, but offer a 100% gross margin. We believe that carbon credits require negligible or no directly attributable cost of goods sold.

A Win for Customers: Lower Costs and New Revenues

Our customers realize immediate and long-term benefits by deploying the AireCore™ MMS product at scale.

●	Reduced compliance costs. Proving lower emissions for customer fleets results in reduced costs to purchase carbon credit offsets and carbon taxes. In a pilot study conducted with anchor customer Mosolf, we found that calculated estimates overstated emissions by approximately 60% versus what was measured by AireCore™.

●	Increased competitiveness. Customers that use and properly maintain modern fleets will be able to prove lower carbon footprints which will make those fleets more competitive, leading to increased business and potentially increased haulage rates.

●	Access to new revenues. Customers will receive a 50% share of carbon credits, which they are able to sell into markets for incremental revenues.

A Win for the Environment: Better Outcomes and More Effective Public Policy

Our technologies provide significant direct and indirect benefits for the environment far into the future.

●	Lower emissions. Increasing usage of our AireCore™ MMS enables companies to better control their emissions, supporting their emissions reductions and net zero commitments.

●	Geolocated emissions databank. Over time, we will use our data to create a proprietary geolocated emissions databank. Customers will be able to design their routes according to this databank, achieving cleaner and more efficient operations.

●	Improved effectiveness of public policy. Emissions legislation, regulation, and commitments are impractical to enforce today because companies experience a technology gap with no way to accurately measure their emissions in real-time. We fill this technology gap by providing the vital missing piece for companies to deliver on their commitments.

Employees

As of December 31, 2023, we had 8 employees located in the United States. None of our employees are represented by a labor union. We have not experienced any work stoppages and believed we maintain good relations with our employees.

Facilities

As of December 31, 2023, we lease space for our office and manufacturing operations in Watertown, Massachusetts. This facility consists of approximately 2,250 square feet under a lease that will expire in July 2024 and expected to be renewed annually.

Prospects for Future Growth

We plan to grow and scale our business significantly through a “land and expand” strategy, serving customers who are upstream suppliers of large emitters focused on their Scope 3 emissions.

Our Go-To-Market Approach

We focus on customers in the logistics industry who have made public commitments to reducing emissions, who have invested in technology that helps lower their carbon footprint, and who appreciate AireCore™’s easy-to-understand value proposition to accurately quantify those reductions.

We believe that awareness of this problem — unreliable emissions calculations — spans many industries, and that we face no meaningful direct competition in this space. We believe a growing number of customers publishing accurate emission reduction figures supported by Spectaire will increase visibility among partners, suppliers, and vendors across an inherently interconnected industry. Our sales approach is tailored specifically to senior executives, who know the value of not only reducing emissions but also having reliable measurements and reports from outside sources for increased risk mitigation. We believe these network effects will support its “land and expand” go-to-market strategy.

Pilot Programs

Our customer engagement model is designed for modern, globalized operations. By focusing our initial pilots on companies that are already well-known to the Spectaire management team and board, we can achieve a significant and positive impact for our customers in managing efficient logistics solutions even without a physical presence in each territory.

We are currently preparing and deploying a robust set of pilot deployments with four customers — Borghi, Mosolf, and American Ag Energy — representing a potential fleet size of over 11,500 assets.

Borghi Italia SRL, headquartered in Modena, Italy, is a leading logistics and logistics service provider. Borghi supports the deployment of enterprise hardware installations including medical equipment such as imaging machines, financial equipment such as ATMs, and IT equipment such as servers and storage. Borghi has been servicing customers for over 30 years and in 2022 transported over 46,000 pieces of equipment for their clients. Borghi reports their logistics emissions to their clients, has the goal to measure emissions and believes Spectaire can help them monetize the investments they have made to logistics modernization by allowing them to capture additional carbon credits. We have received a purchase order from Borghi for a pilot deployment.

Mosolf SE & Co. KG, headquartered in Kirchheim unter Teck, Baden-Württemberg Germany, is a leading German logistics operator. Mosolf’s chairman Dr. Jörg Mosolf is a shareholder and member of Spectaire’s board. Mosolf was the first company where we were able to test the AireCore™ MMS on vehicles. Based on Mosolf’s fleet of 208 Class 8 trucks, we estimate that Mosolf’s fleet would be able to prove an emissions reduction of approximately 60% and generate nearly 50,000 carbon credits over the course of a year. Mosolf has indicated its intent to use AireCore™ units on its logistics fleet. We have received payment for deployment of pilot units.

American Ag Energy, based in Cambridge, Massachusetts, is a next-generation agricultural technology solution provider. Their primary focus is to connect greenhouses with energy efficient power sources and measure and monitor the emissions of those locations. The ability to visualize in real time the emissions of their greenhouse equipment is critical to measuring the carbon footprint as well as the optimal growing conditions inside their growing centers. American Ag Energy has issued to us a non-binding letter of intent.

Customer Pipeline

We have a robust customer pipeline with line of sight to over 300,000 unit sales. We categorize our pipeline in four buckets.

●	Pilot customers (as described above) represent 12,000 potential units across four customers. Initial units of our pilots have been completed and are ready for delivery.

●	Tier 1 customer pipeline represents a highly strategic customer base with large fleet sizes, representing a total fleet size of over 125,000 units. Tier 1 customers are ready for demos and installation.

●	Tier 2 customer pipeline represents a strategically significant customer base of nearly 40,000 units, but with smaller fleet sizes versus the Tier 1 pipeline. Tier 2 customers are ready for demos and installation.

●	Tier 3 customer pipeline represents longer-term customers due to fleet size and strategic priorities, which account for nearly 150,000 units. Tier 3 customers have indicated readiness for demos.

Our customer pipeline is designed to meet its near-to-medium-term sales targets. Our pipeline includes customers across four continents and multiple logistics sectors, who in turn cater to private and public entities, all seeking measured emissions reductions. We believe the trend of increasingly stringent global regulations aimed at reducing emissions will continue, and result in increasing demand for the cutting-edge solutions we provide with AireCore™. As such, we are confident in the continued growth and conversion of its customer pipeline.

Asset-Light Manufacturing Model

Our current manufacturing facility in Watertown, Massachusetts is of sufficient scale to supply the pilot units and smaller production volumes. We employ a lean manufacturing approach which minimizes engineering investment, while meeting precise technological requirements and encouraging continuous improvement.

We are currently working with multiple providers of contract manufacturing to develop agreements that will allow us to significantly increase production capacity and accommodate the growth in demand for AireCore™ units. We believe these agreements will allow us to outsource machining, fabrication, and assembly, while realizing improved input cost pricing and gross margins by procuring raw materials at scale.

Our asset-light manufacturing model will pair extensive in-house R&D and limited in-house production with a scaled-up network of contract manufacturers. AireCore™ is well-suited for contract manufacturing, as the hardware platform is designed to maximize optionality and minimize customization, while the software platform is cloud-connected and relies on smartphone-style over-the-air (OTA) upgrades to continuously roll out new features and improvements. We believe this business model provides a flexible and highly variable cost structure and limits fixed capital expenditures. We believe this business model will allow us to continue innovating while rapidly shortening the time-to-market.

Margin Profile Evolution

We believe we will benefit from unique characteristics in its business model, such that its margin profile will structurally improve over time. Our revenue mix will shift between its three revenue streams over time, which will include unit sales (approximately 30% gross margin), data subscriptions and services (approximately 65% gross margin), and carbon credits (100% gross margin).

Our revenues will initially be weighted towards unit sales. Over time, as the AireCore™ MMS installed base grows and scales, we will be able to realize an increasing share of revenues from its data subscriptions (at a higher margin versus unit sales). Subsequently, we expect that it will begin deriving significant revenues from carbon credit. As the installed base grows, the center of gravity for revenue sources is expected to shift to progressively higher-margin revenue streams, which we believe will allow it to grow and increase its profitability over the long term.

Available Information

Our Internet address for our stockholders and other interested parties is www.spectaire.com. We make available, free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after filing or furnishing such reports with the SEC. Also, the charter of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, our Code of Ethics and Conduct, Corporate Governance Guidelines and stockholder communications are available through our website. All of these corporate governance materials are available free of charge to any stockholder who provides a written request to the Company at 19 Coolidge Hill Rd., Watertown, MA 02472, Attention: Leonardo Fernandes. The contents of our website are not intended to be incorporated by reference into this Report or any other report or document we file and any reference to our website is intended to be an inactive textual reference only.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes included in this report, before making an investment in our Common Stock or Warrants. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Common Stock and Warrants could decline and you could lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Summary Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed risk factors contained below.

●	The success of our business is dependent on our ability to keep pace with technological changes and competitive conditions in our industry and our ability to effectively adapt our services as our customers react to technological changes and competitive conditions in their respective industries. We may not timely and effectively scale and adapt our existing technology, processes, and infrastructure to meet the needs of our business.

●	The air quality measurement systems market is competitive. We expect to face increasing competition in many aspects of its business, which could cause our operating results to suffer.

●	We may be adversely affected by supply chain issues, including shortages of required electronic components and raw materials.

●	Fluctuations in the cost and availability of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.

●	We may experience significant delays in the design, production and launch of our air quality measurement solutions, and we may be unable to successfully commercialize products on our planned timelines.

●	If demand for our services does not grow as expected, or develops more slowly than expected, our revenues may stagnate or decline, and our business may be adversely affected.

●	Defects in shipped products that give rise to returns or warranty or other claims could result in material expenses, diversion of management time and attention, adversely affect customer relationships and damage to our reputation.

●	We may be involved in legal proceedings, including intellectual property (“IP”), anti-competition and securities litigation, employee-related claims and regulatory investigations, which could, among other things, divert efforts of management and result in significant expense and loss of our existing IP rights.

●	If we are unable to adequately protect or enforce our intellectual property rights, such information may be used by others to compete against us.

●	Certain software we use is from open source code sources, which, under certain circumstances could materially adversely affect our business, financial condition and operating results.

●	If we fail to grow our business as anticipated, our operating results will be adversely affected. If we grow as anticipated but fail to manage our operations and costs accordingly, our business may be harmed and our results of operations may suffer.

●	We will continue to implement strategic initiatives designed to grow our business. These initiatives may prove more costly than we currently anticipate and we may not succeed in increasing our revenue in an amount sufficient to offset the costs of these initiatives and to achieve and maintain profitability.

●	Developments in alternative technologies may adversely affect the demand for our technology.

●	We compete against established market participants that have substantially greater resources than we have and against known and unknown market entrants who may disrupt our target markets.

●	We purchase a significant amount of the materials and components we use from a limited number of suppliers and if such suppliers become unavailable or inadequate, our customer relationships, results of operations, and financial condition may be adversely affected.

●	Our facilities, and our suppliers’ facilities and customers’ facilities, may be vulnerable to disruption due to natural or other disasters, public health crises, strikes and other events beyond our control.

●	If we do not maintain the correct level of inventory or if we do not adequately manage our inventory, we could lose sales or incur higher inventory-related expenses, which could negatively affect our operating results.

●	Our operations could suffer if we are unable to attract and retain key management or other key employees.

●	Compliance or the failure to comply with current and future environmental, health and safety, product stewardship and producer responsibility laws or regulations could cause us significant expense.

●	An inability to successfully manage the procurement, development, implementation or execution of information technology systems, or to adequately maintain these systems and their security, as well as to protect data and other confidential information, may adversely affect our business and reputation.

●	If we experience a cybersecurity breach or disruption in its information systems, our business could be adversely affected.

●	Management identified a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	Our current levels of insurance may not be adequate for our potential liabilities.

●	Because our industry is rapidly evolving, forecasts of market growth may not be accurate, and even if these markets achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.

●	Our industry routinely experiences cyclical market patterns and our services are used across different end markets. A significant downturn in the industry or in any of these end markets could cause a meaningful reduction in demand for our services and harm our operating results.

●	Our limited operating history makes evaluating our current business and our future prospects difficult and may increase the risk of your investment.

●	In the future, we expect to be dependent on a limited number of customers and end markets. A decline in revenue from, or the loss of, any significant customer could have a material adverse effect on our financial condition and operating results.

●	Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. Our failure to raise capital when needed could harm our business, operating results and financial condition. Debt issued to raise additional capital may reduce the value of our common stock.

●	The issuance of additional shares of common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect the price of our common stock.

●	Future resales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

●	We are an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

●	Our management has limited experience in operating a public company.

Risks Related to the Committed Equity Financing

It is not possible to predict the actual number of shares of common stock, if any, we will sell under the Purchase Agreement to Keystone, or the actual gross proceeds resulting from those sales.

On November 17, 2023, we entered into the Purchase Agreement with Keystone (the “Common Stock Purchase Agreement”), whereby we have the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the lesser of (i) an aggregate of $20 million of newly issued shares of common stock and (ii) the Exchange Cap, on the terms and subject to the conditions set forth in the Common Stock Purchase Agreement. Unless earlier terminated, the shares of Common Stock that may be issued under the Common Stock Purchase Agreement may be sold by us to Keystone at our discretion until November 17, 2025.

We generally have the right to control the timing and amount of any sales of shares to Keystone under the Common Stock Purchase Agreement. Sales of shares, if any, to Keystone under the Common Stock Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Keystone all, some or none of the shares of common stock that may be available for us to sell to Keystone pursuant to the Common Stock Purchase Agreement.

Because the purchase price per share to be paid by Keystone for the shares of common stock that we may elect to sell to Keystone under the Common Stock Purchase Agreement, if any, will fluctuate based on the market prices of our common stock at the time we elect to sell shares to Keystone pursuant to the Common Stock Purchase Agreement, if any, it is not possible for us to predict, as of the date of this Annual Report and prior to any such sales, the purchase price per share that Keystone will pay for shares of common stock purchased from us under the Common Stock Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Keystone under the Common Stock Purchase Agreement.

Because the market price of our common stock may fluctuate from time to time after the date of this Annual Report and, as a result, the actual purchase prices to be paid by Keystone for shares of our common stock that we direct it to purchase under the Common Stock Purchase Agreement, if any, also may fluctuate significantly based on the market price of our common stock.

The number of shares of common stock ultimately offered for sale by Keystone is dependent upon the number of shares, if any, we ultimately elect to sell to Keystone under the Common Stock Purchase Agreement. However, even if we elect to sell shares of common stock to Keystone pursuant to the Common Stock Purchase Agreement, Keystone may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices.

Investors who buy shares of common stock from Keystone at different times will likely pay different prices.

Pursuant to the Common Stock Purchase Agreement, we have discretion to vary the timing, price and number of shares of common stock we sell to Keystone. If and when we elect to sell shares of common stock to Keystone pursuant to the Common Stock Purchase Agreement, after Keystone has acquired such shares, Keystone may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices. As a result, investors who purchase shares from Keystone in this offering at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Keystone in this offering as a result of future sales made by us to Keystone at prices lower than the prices such investors paid for their shares in this offering. In addition, if we sell a substantial number of shares to Keystone under the Common Stock Purchase Agreement, or if investors expect that we will do so, the actual sales of shares or the mere existence of our arrangement with Keystone may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

We are engaged in multiple transactions and offerings of our securities. Future resales and/or issuances of shares of common stock, including pursuant to this Annual Report, may cause the market price of our shares to drop significantly.

To the extent we sell shares of common stock under the Common Stock Purchase Agreement, substantial amounts of common stock will be issued and available for resale by Keystone, which would cause dilution and represent a significant portion of our public float and may result in substantial decreases to the price of our common stock. After Keystone has acquired shares under the Common Stock Purchase Agreement, Keystone may resell all, some or none of such common shares at any time or from time to time in its discretion and at different prices.

We have filed registration statements with the SEC for purposes of registering (a) the resale by Keystone of up to 3,067,438 shares of common stock and (b) (1) the resale from time to time of up to (i) up to 24,469,671 shares of common stock constituting approximately 61.9% of our issued and outstanding shares of common stock and approximately 70.4% of our issued and outstanding shares of common stock held by non-affiliates (in each case, assuming the exercise of all our warrants), which consists of (a) up to 6,133,344 shares of common stock issued in connection with the Business Combination, (b) up to 5,165,000 shares of common stock originally issued to the Sponsor, (c) up to 10,050,000 shares of common stock that are issuable upon the exercise of the Private Placement Warrants, (d) up to 670,874 shares of common stock issued to Polar pursuant to the Amended and Restated Polar Subscription Agreement, (e) up to 206,000 shares of common stock issued to Polar pursuant to the Polar Forward Purchase Agreement, (f) up to 50,000 shares of common stock issued in the PIPE Investment, and (g) up to 2,194,453 shares of common stock that are issuable upon the exercise of the Arosa Warrant, and (ii) up to 10,050,000 Private Placement Warrants and (2) the issuance by us of up to 23,744,453 shares of our common stock, which consists of (i) up to 10,050,000 shares of common stock that are issuable upon the exercise of 10,050,000 warrants (the “Private Placement Warrants”) constituting approximately 46.6% of our issued and outstanding Warrants, which were originally issued in a private placement at a price of $1.00 per Warrant in connection with the initial public offering of PCCT, (ii) up to 11,500,000 shares of common stock that are issuable upon the exercise of 11,500,000 warrants (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”) originally issued in the initial public offering of PCCT, and (iii) up to 2,194,453 shares of common stock that are issuable upon the exercise of the Arosa Warrant.

Subject to applicable transfer restrictions, shares of common stock held by these stockholders will be eligible for resale, potentially subject to, in the case of stockholders who are our affiliates, volume, manner of sale, and other limitations under Rule 144 promulgated under the Securities Act.

In addition, shares of our common stock issuable upon exercise or vesting of incentive awards under our incentive plans are, once issued, eligible for sale in the public market, subject to any lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144. Furthermore, shares of our common stock reserved for future issuance under our incentive plan may become available for sale in future.

The market price of shares of our common stock could drop significantly if the holders of the shares of common stock described above sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our common stock or other securities.

We may use proceeds from sales of shares of our common stock made pursuant to the Common Stock Purchase Agreement in ways with which you may not agree or in ways which may not yield a significant return.

We have broad discretion over the use of proceeds from sales of shares of our common stock made pursuant to the Common Stock Purchase Agreement, as described in the section entitled “Use of Proceeds,” and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. In addition, the ultimate use of the net proceeds may vary from the currently intended uses. The net proceeds may be used for corporate purposes that do not increase our operating results or enhance the value of our common stock.

Sales of a substantial number of our securities in the public market by our existing securityholders could cause the price of our shares of common stock and Warrants to fall.

Sales of a substantial number of our shares of common stock and/or Warrants in the public market by our existing securityholders, or the perception that those sales might occur, could depress the market price of our shares of common stock and Warrants and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our shares of common stock and Warrants.

Our Warrants are exercisable for shares of our common stock, which exercises will increase the number of shares of common stock eligible for future resale in the public market and result in dilution to our existing stockholders.

The outstanding Warrants to purchase an aggregate of 21,550,000 shares of our common stock became exercisable on December 22, 2022. Each Warrant entitles the holder thereof to purchase one share of our common stock at a price of $11.50 per whole share. The Arosa Warrant to purchase an aggregate of 2,194,453 shares of our common stock became exercisable upon its issuance. The Arosa Warrant entitles the holder thereof to purchase up to 2,194,453 shares of common stock at an exercise price of $0.01 per share. Warrants may be exercised only for a whole number of shares of common stock. To the extent such Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

On March 27, 2024, the closing price for our common stock was $0.84. If the price of our common stock remains below $11.50 per share, we believe Warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us.

Nasdaq may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in the Company’s securities and subject the Company to additional trading restrictions.

The Company’s securities are listed on Nasdaq. However, the Company cannot assure you that its securities will continue to be listed on Nasdaq. In order to continue listing its securities on Nasdaq, the Company must maintain certain financial, distribution and stock price levels. Generally, the Company must maintain a minimum amount of stockholders’ equity (generally $4.0 million) and a minimum number of holders of its securities (generally 300 unrestricted, round-lot holders).

On December 5, 2023, the Company received a letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days prior to the date of the Letter, the Company’s Market Value of Listed Securities (“MVLS”) was below the $50 million minimum MVLS requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”). The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until June 3, 2024 (the “June 3rd Compliance Date”), to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the Company’s MVLS must equal or exceed $50 million for a minimum of 10 consecutive business days at any time prior to the June 3rd Compliance Date. If the Company regains compliance with the MVLS Rule, Nasdaq will provide the Company with written confirmation and will close the matter. In the event that the Company does not regain compliance with the MVLS Rule by the June 3rd Compliance Date, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Letter notes that the Company may be eligible to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). The Company is monitoring its MVLS and will consider its available options to regain compliance with the MVLS Rule; however, there can be no assurance that the Company will be able to regain compliance with the MVLS Rule.

On December 15, 2023, Spectaire Holdings Inc. (the “Company”) received a letter (the “Letter”) from the Listing Qualifications Department of Nasdaq notifying the Company that, for the last 30 consecutive business days prior to the date of the Letter, the Company’s Market Value of Publicly Held Shares (“MVPHS”) was below the $15 million minimum requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”). The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company will have 180 calendar days, or until June 12, 2024 (the “June 12th Compliance Date”), to regain compliance with the MVPHS Rule. To regain compliance with the MVPHS Rule, the Company’s MVPHS must equal or exceed $15 million for a minimum of 10 consecutive business days at any time prior to the June 12th Compliance Date. If the Company regains compliance with the MVPHS, Nasdaq will provide the Company with written confirmation and will close the matter. In the event that the Company does not regain compliance with the MVPHS Rule by the June 12th Compliance Date, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Letter notes that the Company may be eligible to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). The Company is monitoring its MVPHS and will consider its available options to regain compliance with the MVPHS Rule; however, there can be no assurance that the Company will be able to regain compliance with the MVPHS Rule.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another approved national securities exchange, we expect that such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our public shares are “penny stocks” which will require brokers trading in our public shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) a less attractive acquisition vehicle to a target business in connection with an initial business combination. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” The Company’s public shares, units and warrants qualify as covered securities under such statute. If we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

If Nasdaq delists our securities from trading on its exchange and we are not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, the Company could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced liquidity for its securities;

●	a determination that our Common Stock constitutes a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Risks Related to Spectaire’s Business and Industry

The success of Spectaire’s business is dependent on Spectaire’s ability to keep pace with technological changes and competitive conditions in Spectaire’s industry, and Spectaire’s ability to effectively adapt Spectaire’s services as Spectaire’s customers react to technological changes and competitive conditions in their respective industries. Spectaire may not timely and effectively scale and adapt Spectaire’s existing technology, processes, and infrastructure to meet the needs of its business.

The success of Spectaire’s business is dependent on Spectaire’s ability to keep pace with technological changes and competitive conditions in Spectaire’s industry, and Spectaire’s ability to effectively adapt Spectaire’s services as Spectaire’s customers react to technological changes and competitive conditions in their respective industries. Spectaire may not timely and effectively scale and adapt Spectaire’s existing technology, processes, and infrastructure to meet the needs of its business. If Spectaire is unable to offer technologically advanced, high quality, quick turnaround, cost effective manufacturing services that are differentiated from its competition, or if Spectaire is unable to adapt those services as its customers’ requirements change, demand for Spectaire’s services may decline.

Spectaire’s operating results and financial condition may fluctuate from period to period and may fall below expectations in any particular period, which could adversely affect the market price of Spectaire’s common stock.

Spectaire’s operating results and financial condition have historically fluctuated, and Spectaire’s operating results and financial condition are expected to continue to fluctuate, from quarter-to-quarter and year-to-year due to a number of factors, many of which will not be within Spectaire’s control.

Both Spectaire’s business and air quality measurement systems industry are changing and evolving rapidly, and Spectaire’s historical operating results may not be useful in predicting Spectaire’s future operating results. If Spectaire’s operating results do not meet the guidance that it provides to the marketplace or the expectations of securities analysts or investors, the market price of Spectaire’s common stock will likely decline. Fluctuations in Spectaire’s operating results and financial condition may be due to a number of factors, including:

●	the degree of market acceptance of its products and services;

●	its ability to compete with the competitors and new entrants into the markets in which it operates;

●	the mix of services that it sells during any period;

●	the timing of its sales and deliveries of its products to customers;

●	the geographic distribution of its sales;

●	changes in its pricing policies or those of its competitors, including its response to price competition;

●	changes in the amount that it spends to develop and manufacture new services or technologies;

●	changes in the amounts that it spends to promote its products and services;

●	changes in the cost of satisfying its warranty obligations and servicing its installed customer base;

●	expenses and/or liabilities resulting from litigation;

●	delays between its expenditures to develop and market new or enhanced technologies and services and the generation of revenue from those technologies and services;

●	unforeseen liabilities or difficulties in integrating its acquisitions or newly acquired businesses;

●	disruptions to its IT systems or third-party contract manufacturers;

●	general economic and industry conditions that affect customer demand; and

●	changes in accounting rules and tax laws.

In addition, Spectaire’s revenues and operating results may fluctuate from quarter-to-quarter and year-to-year due to its sales cycle and seasonality among its customers. Generally, Spectaire expects the air quality measurement systems market to be subject to the adoption and capital expenditure cycles of its customers. As a result, Spectaire expects to conduct a larger portion of its business during the first and fourth quarters of its fiscal year relative to the second and third quarters. Additionally, for more complex solutions, which may require additional facilities investment, potential customers may spend a substantial amount of time performing internal assessments prior to making a purchase decision. This may cause Spectaire to devote significant effort in advance of a potential sale without any guarantee of receiving any related revenues. As a result, revenues and operating results for future periods are difficult to predict with any significant degree of certainty, which could lead to adverse effects on Spectaire’s inventory levels and overall financial condition.

Due to the foregoing factors, and the other risks discussed in this Annual Report, you should not rely on Spectaire’s historical operating results as an indicator of Spectaire’s future performance.

The air quality measurement systems market is competitive. Spectaire expects to face increasing competition in many aspects of its business, which could cause its operating results to suffer.

The air quality measurement systems market in which Spectaire operates, and in which Spectaire will operate, is fragmented and competitive. Spectaire competes, and Spectaire will compete, for customers with a wide variety of producers of air quality measurement systems equipment that includes emissions measurement devices, as well as with providers of materials and services for this equipment. Some of Spectaire’s existing and potential competitors are researching, designing, developing and marketing other types of products and services that may render Spectaire’s existing or future products obsolete, uneconomical or less competitive. Existing and potential competitors may also have substantially greater financial, technical, marketing and sales, manufacturing, distribution and other resources than Spectaire, including name recognition, as well as experience and expertise in intellectual property rights and operating within certain international markets, any of which may enable them to compete effectively against Spectaire.

Future competition may arise from the development of allied or related techniques for equipment, materials and services that are not encompassed by Spectaire’s patents, from the issuance of patents to other companies that may inhibit Spectaire’s ability to develop certain products and from improvements to existing technologies.

Spectaire intends to continue to follow Spectaire’s strategy of product development and distribution network expansion to enhance its competitive position to the extent practicable. But Spectaire cannot assure you that it will be able to maintain Spectaire’s current position or continue to compete successfully against current and future sources of competition. If Spectaire does not keep pace with technological change and introduce new products and technologies, demand for its products may decline, and its operating results may suffer.

Customer relationships with emerging companies may present more risks than with established companies.

Customer relationships with emerging companies present special risks because Spectaire does not have, and Spectaire will not have, an extensive services or customer relationship history. Spectaire’s credit risk on these customers, especially in trade accounts receivable and inventories, and the risk that these customers will be unable to fulfill indemnification obligations to Spectaire, is potentially increased. Although it has not yet done so, Spectaire has the option to offer these customers extended payment terms and other support and financial accommodations which may increase Spectaire’s financial exposure.

Spectaire may be adversely affected by supply chain issues, including shortages of required electronic components and raw materials.

Strategic and efficient component and materials purchasing is an aspect of Spectaire’s, and will continue to be an aspect of Spectaire’s, strategy. When prices rise, they may impact Spectaire’s margins and results of operations if Spectaire is not able to pass the increases through to Spectaire’s customers or otherwise offset them. Some of the products Spectaire manufactures, and Spectaire will manufacture, require one or more components that are only available from a single source. Some of these components or materials are subject to supply shortages from time to time. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase Spectaire’s cost of goods sold if Spectaire has to pay higher prices for components or materials in limited supply or cause Spectaire to have to reconfigure products to accommodate a substitute component or material. In the past there have been industry wide conditions, natural disasters, and global events that have caused component and material shortages. Spectaire’s production of a customer’s product could be negatively impacted by any quality, reliability, or availability issues with any of Spectaire’s components and material suppliers. The financial condition of Spectaire’s suppliers could affect their ability to supply components or materials and their ability to satisfy any warranty obligations they may have, which could have a material adverse effect on Spectaire’s results of operations.

If a component or material shortage is threatened or anticipated, Spectaire may purchase its components or materials early to avoid a delay or interruption in Spectaire’s operations. Purchasing components or materials early may materially increase inventory carrying costs and may result in inventory obsolescence, which could materially adversely affect Spectaire’s results of operations. A component shortage may also require to the use of second-tier vendors or the procurement of components or materials through new and untested brokers. These components or materials may be of lesser quality than those Spectaire has historically purchased and could result in material costs to bring such components or materials up to necessary quality levels or to replace defective ones.

Fluctuations in the cost and availability of raw materials, equipment, labor and transportation could cause manufacturing delays or increase Spectaire’s costs.

The price and availability of key raw materials and components used to offer Spectaire’s services may fluctuate significantly. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, currency fluctuations, and global demand trends. Any fluctuations in the cost and availability of any of Spectaire’s raw materials or other sourcing or transportation costs related to Spectaire’s raw materials or services could harm Spectaire’s gross margins and its ability to meet customer demand. If Spectaire is unable to successfully mitigate a significant portion of these service cost increases or fluctuations, Spectaire’s results of operations could be harmed.

Spectaire may experience significant delays in the design, production and launch of its air quality measurement solutions, and may be unable to successfully commercialize products on its planned timelines.

Several of Spectaire’s air quality measurement solutions are still under development. There are often delays in the design, testing, manufacture and commercial release of new products, and any delay in the launch of Spectaire’s products could materially damage its brand, business, growth prospects, financial condition and operating results. Even if Spectaire successfully completes the design, testing and manufacture for one or all of its products under development, it may fail to develop a commercially successful product on the timeline it expects for a number of reasons, including:

●	misalignment between the products and customer needs;

●	lack of innovation of the product;

●	failure of the product to perform in accordance with the customer’s industry standards;

●	ineffective distribution and marketing;

●	delay in obtaining any required regulatory approvals;

●	unexpected production costs; or

●	release of competitive products.

Spectaire’s success in the market for the products it develops will depend largely on its ability to prove its products’ capabilities in a timely manner. Upon demonstration, Spectaire’s customers may not believe that its products and/or technology have the capabilities they were designed to have or that Spectaire believes they have. Furthermore, even if Spectaire successfully demonstrates its products’ capabilities, potential customers may be more comfortable doing business with another larger and more established company or may take longer than expected to make the decision to order Spectaire’s products. Significant revenue from new product investments may not be achieved for a number of years, if at all. If the timing of Spectaire’s launch of new products and/or of its customers’ acceptance of such products is different than Spectaire’s assumptions, Spectaire’s revenue and results of operations may be adversely affected.

If demand for Spectaire’s services does not grow as expected, or develops more slowly than expected, Spectaire’s revenues may stagnate or decline, and Spectaire’s business may be adversely affected.

Spectaire may not be able to develop effective strategies to raise awareness among potential customers of the benefits of its air quality measurement systems or Spectaire’s services may not address the specific needs or provide the level of functionality or economics required by potential customers. If mass spectrometry air quality measurement technology does not gain broader market acceptance as an alternative to conventional air quality monitoring, or does so more slowly than anticipated, or if the marketplace adopts air quality measurement technologies that differ from Spectaire’s technologies, Spectaire may not be able to increase or sustain the level of sales of Spectaire’s services, and its operating results would be adversely affected as a result.

Spectaire’s failure to meet its customers’ price expectations would adversely affect its business and results of operations.

Demand for Spectaire’s product lines is, and demand for Spectaire’s product lines will be, sensitive to price. Changes in Spectaire’s pricing strategies can have a significant impact on its business and ability to generate revenue. Many factors, including Spectaire’s production and personnel costs and its competitors’ pricing and marketing strategies, can significantly impact Spectaire’s pricing strategies. If Spectaire fails to meet its customers’ price expectations in any given period, demand for its products and product lines could be negatively impacted and its business and results of operations could suffer.

Spectaire has considered, and Spectaire may implement, different pricing models for different products. For example, Spectaire may charge premium pricing based on delivery timelines and customizations. Such pricing models are still relatively new to some of Spectaire’s customers and may not be attractive to them, especially in regions where they are less common. If customers resist such pricing models, Spectaire’s revenue may be adversely affected and Spectaire may need to restructure the way in which it charges customers for its products.

Spectaire depends on a limited number of third-party contract manufacturers for substantially all of its manufacturing needs. If these third-party manufacturers experience any delay, disruption or quality control problems in their operations, Spectaire could lose market share and its brand may suffer.

Spectaire depends on third-party contract manufacturers for the production of its air quality measurement systems. While there are several potential manufacturers for most of these products, all of Spectaire’s products are, and all of Spectaire’s products will be, manufactured, assembled, tested and generally packaged by a limited number of third-party manufacturers. In most cases, Spectaire relies, and Spectaire will rely, on these manufacturers to procure components and, in some cases, subcontract engineering work. Such reliance on a limited number of contract manufacturers involves a number of risks, including:

●	unexpected increases in manufacturing and repair costs;

●	inability to control the quality and reliability of finished products;

●	inability to control delivery schedules;

●	potential liability for expenses incurred by third-party contract manufacturers in reliance on forecasts that later prove to be inaccurate;

●	potential lack of adequate capacity to manufacture all or a part of the products required; and

●	potential labor unrest affecting the ability of the third-party manufacturers to produce products.

If any of Spectaire’s third-party contract manufacturers experience a delay, disruption or quality control problems in their operations, or if a primary third-party contract manufacturer does not renew its agreement with Spectaire, Spectaire’s operations could be significantly disrupted and its product shipments could be delayed. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture products to Spectaire’s standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of Spectaire’s products at the volumes and in the quality that Spectaire will require. If a contract manufacturer is unable to do these things, Spectaire may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort, and Spectaire’s business, results of operations and financial condition could be materially adversely affected.

As Spectaire contemplates moving manufacturing into different jurisdictions, it may be subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with its expectations. For example, while Spectaire expects its third-party contract manufacturers to be responsible for penalties assessed on Spectaire because of excessive failures of the products, there is no assurance that Spectaire will be able to collect such reimbursements from these manufacturers, which causes Spectaire to take on additional risk for potential failures of its products.

In addition, because Spectaire will use a limited number of third-party contract manufacturers, increases in the prices charged may have an adverse effect on its results of operations, as Spectaire may be unable to find a contract manufacturer who can supply it at a lower price. As a result, the loss of a limited source supplier could adversely affect Spectaire’s relationships with its customers and its results of operations and financial condition.

All of Spectaire’s products must satisfy safety and regulatory standards and some of its products must also receive government certifications. Spectaire’s third-party contract manufacturers will be primarily responsible for conducting the tests that support its applications for most regulatory approvals for its products. If Spectaire’s third-party contract manufacturers fail to timely and accurately conduct these tests, Spectaire may be unable to obtain the necessary domestic or foreign regulatory approvals or certifications to sell its products in certain jurisdictions. As a result, Spectaire would be unable to sell its products and its sales and profitability could be reduced, its relationships with its sales channel could be harmed and its reputation and brand would suffer.

Defects in shipped products that give rise to returns or warranty or other claims could result in material expenses, diversion of management time and attention, adversely affected customer relationships, and damage to Spectaire’s reputation.

Spectaire’s air quality measurement devices may be complex and may contain undetected defects or errors. This could result in delayed market acceptance of services Spectaire offers or claims from customers or others, which may result in litigation, increased end user warranty, support and repair or replacement costs, damage to Spectaire’s reputation and business, or significant costs and diversion of support and engineering personnel to correct the defect or error. Spectaire may from time to time become subject to warranty claims related to product quality issues that could lead Spectaire to incur significant expenses.

Spectaire attempts to include provisions in Spectaire’s agreements with customers that are designed to limit Spectaire’s exposure to potential liability for damages arising from defects or errors in Spectaire’s products.

However, it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future.

The sale and support of Spectaire’s products entails the risk of product liability claims. Any product liability claim brought against Spectaire, regardless of its merit, could result in material expense, diversion of management time and attention, damage to Spectaire’s business and reputation and brand, and cause Spectaire to fail to retain existing customers or to fail to attract new customers.

Spectaire may be involved in legal proceedings, including IP, anti-competition and securities litigation, employee-related claims, and regulatory investigations, which could, among other things, divert efforts of management and result in significant expense and loss of Spectaire’s IP rights.

Spectaire may be involved in legal proceedings, including cases involving Spectaire’s IP rights and those of others, anti-competition and commercial matters, acquisition-related suits, securities class action suits, employee-related claims and other actions. From time to time, Spectaire may also be involved or required to participate in regulatory investigations or inquiries which may evolve into legal or other administrative proceedings. Litigation or settlement of such actions, regardless of their merit, or involvement in regulatory investigations or inquiries, can be costly, lengthy, complex and time consuming, diverting the attention and energies of Spectaire’s management and technical personnel.

From time to time, third parties may assert against Spectaire and Spectaire’s customers their IP rights to technologies that are important to Spectaire’s business.

Many of Spectaire’s customer agreements and/or the laws of certain jurisdictions may require Spectaire to indemnify its customers or purchasers for third-party IP infringement claims, including costs to defend those claims, and payment of damages in the case of adverse rulings. However, Spectaire’s suppliers may or may not be required to indemnify Spectaire should Spectaire or its customers be subject to such third-party claims. Claims of this sort could also harm Spectaire’s relationships with its customers and might deter future customers from doing business with us. If any pending or future proceedings result in an adverse outcome, Spectaire could be required to:

●	cease the sale of the infringing services, processes, or technology and/or make changes to Spectaire’s services, processes or technology;

●	pay substantial damages for past, present and future use of the infringing technology, including up to treble damages if willful infringement is found;

●	pay fines or disgorge profits or other payments, and/or cease certain conduct and/or modify Spectaire’s contracting or business practices, in connection with any unfavorable resolution of a governmental investigation;

●	expend significant resources to develop non-infringing technology;

●	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

●	enter into cross-licenses with Spectaire’s competitors, which could weaken Spectaire’s overall IP portfolio and Spectaire’s ability to compete in particular product categories; or

●	relinquish IP rights associated with one or more of Spectaire’s patent claims.

Any of the foregoing results could have a material adverse effect on Spectaire’s business, financial condition and results of operations.

In addition, Spectaire may be obligated to indemnify Spectaire’s current or former directors or employees, or former directors or employees of companies that Spectaire has acquired, in connection with litigation or regulatory investigations. These liabilities could be substantial and may include, among other things, the cost of defending lawsuits against these individuals, as well as stockholder derivative suits; the cost of government, law enforcement or regulatory investigations; civil or criminal fines and penalties; legal and other expenses; and expenses associated with the remedial measure, if any, which may be imposed.

The projected financial information in this Annual Report is forward looking and reflects numerous estimates, beliefs and assumptions, all of which are difficult to predict and many of which are beyond Spectaire’s control. If these assumptions prove to be incorrect, Spectaire’s actual operating results may be materially different from the forecasted results.

This Annual Report contains projected financial information of Spectaire. The projected financial information in this Annual Report is forward looking and reflects numerous estimates, beliefs and assumptions, including, but not limited to, general business, economic, regulatory, market and financial conditions, as well as assumptions about competition, future performance, and matters specific to Spectaire’s business, all of which are difficult to predict and many of which are beyond Spectaire’s control. Important factors that may affect actual results and results of Spectaire’s operations following the Business Combination, or could lead to such projections not being achieved include, but are not limited to: inability to grow sales of the AireCore™ MMS in Europe and North America, an evolving competitive landscape, rapid technological change, emissions regulation changes, successful management and retention of key personnel, unexpected expenses, and other risks and uncertainties relating to our business, industry, and general business and economic conditions as described in this “Risk Factors” section.

There can be no assurance that the projected financial information appearing elsewhere in this Annual Report will be realized, and actual results may differ, and may differ materially, from those shown. The inclusion of the projected financial information in this Annual Report should not be regarded as an indication that Spectaire, or any of its affiliates, officers, directors, advisors or other representatives considered or consider the projected financial information necessarily predictive of actual future events, and the projected financial information should not be relied upon as such. None of Spectaire or any of its affiliates, officers, directors, advisors or other representatives can give any assurance that actual results will not differ from such projections. None of Spectaire or any of its affiliates, officers, directors, advisors or other representatives has made or makes any representation to any shareholder or other person regarding the ultimate performance of Spectaire compared to the information contained in the projected financial information or that forecasted results will be achieved. Accordingly, there can be no assurance that our financial condition or results of operations will be consistent with those set forth in the projected financial information, which could have an adverse impact on the market price of Common Stock or Spectaire’s financial position following the closing of the Business Combination.

In addition, the projected financial information herein has not been independently verified or confirmed by any third party.

If Spectaire is unable to adequately protect or enforce its intellectual property rights, such information may be used by others to compete against Spectaire.

Spectaire has devoted substantial resources to the development of its technology and related intellectual property rights. Spectaire’s success and future revenue growth will depend, in part, on its ability to protect its intellectual property. Spectaire relies on a combination of registered and unregistered intellectual property. Spectaire protects its proprietary rights using patents, licenses, trademarks, trade secrets, confidentiality and assignment of invention agreements and other methods.

Despite Spectaire’s efforts to protect its proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose Spectaire’s technologies, inventions, processes or improvements. Spectaire cannot assure you that any of Spectaire’s existing or future patents or other intellectual property rights will not be challenged, invalidated or circumvented, or will otherwise provide Spectaire with meaningful protection. Spectaire’s pending patent applications may not be granted, and Spectaire may not be able to obtain foreign patents or pending applications corresponding to Spectaire’s U.S. patents. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

Spectaire’s trade secrets, know-how and other unregistered proprietary rights are a key aspect of its intellectual property portfolio. While Spectaire takes reasonable steps to protect its trade secrets and confidential information and enter into confidentiality and invention assignment agreements intended to protect such rights, such agreements can be difficult and costly to enforce or may not provide adequate remedies if violated, and Spectaire may not have entered into such agreements with all relevant parties. Such agreements may be breached, and trade secrets or confidential information may be willfully or unintentionally disclosed, including by employees who may leave Spectaire and join one of its competitors, or Spectaire’s competitors or other parties may learn of the information in some other way. The disclosure to, or independent development by, a competitor of any of Spectaire’s trade secrets, know-how or other technology not protected by a patent or other intellectual property system could materially reduce or eliminate any competitive advantage that Spectaire may have over such competitor.

If Spectaire’s patents and other intellectual property do not adequately protect its technology, Spectaire’s competitors may be able to offer services similar to those offered by Spectaire. Spectaire’s competitors may also be able to develop similar technology independently or design around Spectaire’s patents and other intellectual property. Any of the foregoing events would lead to increased competition and reduce Spectaire’s revenue or gross margin, which would adversely affect Spectaire’s operating results.

If Spectaire attempts enforcement of its intellectual property rights, Spectaire may be subject or party to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation, regardless of merit, can be costly and disruptive to Spectaire’s business operations by diverting attention and energies of management and key technical personnel and by increasing Spectaire’s costs of doing business. Any of the foregoing could adversely affect Spectaire’s business and financial condition.

As part of any settlement or other compromise to avoid complex, protracted litigation, Spectaire may agree not to pursue future claims against a third party, including related to alleged infringement of Spectaire’s intellectual property rights. Part of any settlement or other compromise with another party may resolve a potentially costly dispute but may also have future repercussions on Spectaire’s ability to defend and protect its intellectual property rights, which in turn could adversely affect Spectaire’s business.

Certain software Spectaire uses is from open source code sources, which, under certain circumstances, could materially adversely affect Spectaire’s business, financial condition and operating results.

Some of the software used to execute Spectaire’s services contains code from open source sources, the use of which may subject Spectaire to certain conditions, including the obligation to offer such services for no cost or to make the proprietary source code involved in delivering those services publicly available. Further, although some open source vendors provide warranty and support agreements, it is common for such software to be available “as-is” with no warranty, indemnity or support. Although Spectaire monitors its use of such open source code to avoid subjecting its services to unintended conditions, such use, under certain circumstances, could materially adversely affect Spectaire’s business, financial condition and operating results and cash flow, including if Spectaire is required to take remedial action that may divert resources away from Spectaire’s development efforts.

If Spectaire fails to grow its business as anticipated, its operating results will be adversely affected. If Spectaire grows as anticipated but fails to manage its operations and costs accordingly, its business may be harmed and its results of operations may suffer.

Spectaire is expected to grow its business substantially. To this end, Spectaire has made significant investments in its business, including investments in infrastructure, technology, marketing and sales efforts. These investments include dedicated facilities expansion and increased staffing, both domestic and international. If Spectaire’s business does not generate the level of revenue required to support its investment, Spectaire’s net sales and profitability will be adversely affected.

Spectaire’s ability to effectively manage its anticipated growth and expansion of its operations will also require Spectaire to enhance its operational, financial and management controls and infrastructure, as well as its human resources policies and reporting systems. These enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources. Spectaire’s future financial performance and its ability to execute on its business plan will depend, in part, on Spectaire’s ability to effectively manage any future growth and expansion. There are no guarantees that Spectaire will be able to do so in an efficient or timely manner, or at all.

Spectaire continues to implement strategic initiatives designed to grow its business. These initiatives may prove more costly than Spectaire currently anticipates and Spectaire may not succeed in increasing its revenue in an amount sufficient to offset the costs of these initiatives and to achieve and maintain profitability.

Spectaire continues to make investments and implement initiatives designed to grow its business, including:

●	investing in research and development;

●	expanding its sales and marketing efforts to attract new customers;

●	investing in new applications and markets for its products;

●	investing in its manufacturing processes and partnerships to scale production;

●	protecting its intellectual property; and

●	investing in legal, accounting, human resources, and other administrative functions necessary to support its operations as a public company.

These initiatives may prove more expensive than Spectaire currently anticipates, and Spectaire may not succeed in increasing its revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. Certain of the market opportunities Spectaire is pursuing are at an early stage of development, and it may be many years before the end markets it expects to serve generate demand for its products at scale. Spectaire’s revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with its AireCore™ and other air quality measurement offerings; its inability to create, validate, and manufacture at high volume, and ship product to customers; its inability to effectively manage its inventory or manufacture products at scale; its inability to enter new markets or help its customers adapt its products for new applications; or its failure to attract new customers or expand orders from existing customers or increasing competition. Furthermore, it is difficult to predict the size and growth rate of Spectaire’s target markets, customer demand for its products, commercialization timelines, the entry of competitive products or the success of existing competitive products and services. If Spectaire’s revenue does not grow, its ability to achieve and maintain profitability may be adversely affected, and the value of its business may significantly decrease.

As Spectaire acquires and invests in companies or technologies, it may not realize expected business or cost synergies or expected technological or financial benefits. Such acquisitions or investments could prove difficult to integrate, disrupt Spectaire’s business, dilute stockholder value and adversely affect Spectaire’s business, results of operations and financial condition.

Acquisitions involve numerous risks, any of which could harm Spectaire’s business and negatively affect its financial condition and results of operations. The success of acquisitions, including the success of Spectaire’s acquisition of microMS, Inc. (“microMS”), will depend in part on our ability to realize the anticipated business opportunities from combining the operations of acquired companies with Spectaire’s existing business in an efficient and effective manner. These integration processes could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect Spectaire’s ability to maintain relationships with customers, employees or other third parties, or Spectaire’s ability to achieve the anticipated benefits of any acquisition, and could harm Spectaire’s financial performance. If Spectaire is unable to successfully or timely integrate the operations of an acquired company, including microMS, with Spectaire’s existing business, Spectaire may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisition, and Spectaire’s business, results of operations and financial condition could be materially and adversely affected.

Developments in alternative technologies may adversely affect the demand for Spectaire’s technology.

Significant developments in alternative technologies may materially and adversely affect Spectaire’s business, prospects, financial condition, and operating results in ways it does not currently anticipate. Existing and future air quality measurement or mass spectrometry technologies may emerge as customers’ preferred alternative to our solutions. Any failure by Spectaire to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay Spectaire’s development and introduction of new and enhanced products in the industries it serves, which could result in the loss of competitiveness of its solutions, decreased revenue and a loss of market share to competitors (or a failure to increase revenue and/or market share). Spectaire’s research and development efforts may not be sufficient to adapt to changes in technology. As technologies change, Spectaire’s plans to upgrade or adapt its solutions with the latest technology. However, Spectaire’s solutions may not compete effectively with alternative systems if Spectaire is not able to source and integrate the latest technology into its existing products.

Spectaire competes against established market participants that have substantially greater resources than it and against known and unknown market entrants who may disrupt its target markets.

Spectaire’s target markets are highly competitive and it may not be able to compete effectively in the market against these competitors. Competitors may offer products at lower prices than Spectaire’s products, including pricing that Spectaire believes is below its cost, or may offer superior performing products. These companies will also compete with Spectaire indirectly by attempting to solve some of the same challenges with different technology. Established competitors in the market for these devices have significantly greater resources and more experience than Spectaire does. These competitors have commercialized technology that has achieved market adoption, strong brand recognition and may continue to improve in both anticipated and unanticipated ways. They may also have entered into commercial relationships with key customers and have built relationships and dependencies between themselves and those key customers.

In addition to the established market competitors, new competitors may be preparing to enter or are entering the market in which Spectaire competes, and in which Spectaire will compete, that may disrupt the commercial landscape of target markets in ways that Spectaire may not be able to prepare for, including customers of Spectaire’s products who may be developing their own competitive solutions. Spectaire does not know how close any of its current and potential competitors are to commercializing their similar products and services, if at all, nor what they intend to develop as part of their product roadmaps. The already competitive landscape of the air quality measurement systems market, along with both foreseeable and unforeseeable entries of competitors and similar technology from those competitors in Spectaire’s target markets, may result in pricing pressure, reduced margins and may impede its ability to increase the sales of its products or cause Spectaire to lose market share, any of which will adversely affect its business, results of operations and financial condition.

Spectaire’s manufacturing costs may increase and result in a market price for its products above the price that customers are willing to pay.

If the cost of manufacturing Spectaire’s products increases, Spectaire will be forced to charge its customers a higher price for the products in order to cover its costs and earn a profit. While Spectaire expects its products will benefit from continued cost reduction over time from scale and planned redesigns, there is no guarantee that these efforts will be successful, or that these savings would not be offset by additional required content. If the price of Spectaire’s products is too high, customers may be reluctant to purchase its products, especially if lower priced alternative products are available, and Spectaire may not be able to sell its products in sufficient volumes to recover its costs of development and manufacture or to earn a profit.

Spectaire purchases a significant amount of the materials and components it uses from a limited number of suppliers and if such suppliers become unavailable or inadequate, its customer relationships, results of operations, and financial condition may be adversely affected.

Spectaire’s manufacturing processes rely on many materials. Spectaire purchases a significant portion of its materials, components and finished goods used in its production facilities from a few suppliers, some of which are single-source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. Spectaire does not generally have long-term contracts with Spectaire’s suppliers and substantially all of Spectaire’s purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints or other factors and could lead to interruption of supply or increased demand in the industry. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. In the event that Spectaire cannot obtain sufficient quantities of materials in a timely manner, at reasonable prices or of sufficient quality, or if Spectaire is not able to pass on higher materials costs to its customers, Spectaire’s business, financial condition and results of operations could be adversely impacted.

Spectaire, its contract manufacturers and its suppliers may rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

Spectaire, its contract manufacturers and its suppliers may rely on complex machinery for the production, assembly and installation of Spectaire’s products, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Spectaire’s production facilities and the facilities of its contract manufacturers and suppliers may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of Spectaire’s control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on its business, prospects, financial condition or operating results.

Spectaire’s facilities, and its suppliers’ facilities and customers’ facilities, will be vulnerable to disruption due to natural or other disasters, public health crises, strikes and other events beyond Spectaire’s control.

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a pandemic, major flood, seasonal storms, nuclear event or terrorist attack affecting Spectaire’s facilities or the areas in which they are located, or affecting those of Spectaire’s customers or third-party manufacturers or suppliers, could significantly disrupt Spectaire’s or its customers’ or suppliers’ operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace Spectaire’s damaged manufacturing facilities. These delays could be lengthy and costly. Additionally, customers may delay purchases until operations return to normal. Even if Spectaire is able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in Spectaire’s business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic diseases could have a negative effect on Spectaire’s operations and sales.

If Spectaire does not maintain the correct level of inventory or if it does not adequately manage its inventory, Spectaire could lose sales or incur higher inventory-related expenses, which could negatively affect its operating results.

To ensure the correct level of inventory supply, Spectaire will forecast inventory needs and expenses, place orders sufficiently in advance with its suppliers and manufacturing partners and manufacture products based on its estimates of future demand. Fluctuations in the adoption of its products may affect Spectaire’s ability to forecast its future operating results, including revenue, gross margins, cash flows and profitability. Spectaire’s ability to accurately forecast demand for its products could be affected by many factors, including the rapidly changing nature of its current target markets, the uncertainty surrounding the market acceptance and commercialization of its technology, the emergence of new markets, an increase or decrease in customer demand for its products or for products and services of its competitors, product introductions by competitors, health epidemics and outbreaks, and any associated work stoppages or interruptions, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. Spectaire may face challenges acquiring adequate supplies to manufacture its products and Spectaire and its partners may not be able to manufacture its products at a rate necessary to satisfy the levels of demand, which would negatively affect Spectaire’s short-term and long-term growth. This risk may be exacerbated by the fact that Spectaire may not carry or be able to obtain from its suppliers a significant amount of inventory to satisfy short-term demand increases. If Spectaire fails to accurately forecast customer demand, Spectaire may experience excess inventory levels or a shortage of products available for sale.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect Spectaire’s financial results, including its gross margin, and have a negative effect on its brand. Conversely, if Spectaire underestimates customer demand for its products, Spectaire may not be able to deliver products to meet its requirements, and this could result in damage to its brand and customer relationships and adversely affect its revenue and operating results.

Spectaire’s operations could suffer if Spectaire is unable to attract and retain key management or other key employees.

Spectaire believes its success has depended, and Spectaire’s success will continue to depend, on the efforts and talents of senior management and other key personnel. Spectaire’s executive team is critical to the management of Spectaire’s business and operations and will continue to be critical to the development of Spectaire’s strategy. Members of Spectaire’s existing senior management team may resign at any time. The loss of the services of any members of Spectaire’s senior management team could delay or prevent the successful implementation of Spectaire’s strategy or Spectaire’s commercialization of new services or could otherwise adversely affect Spectaire’s ability to carry out its business plan. There is no assurance that if any senior executive leaves in the future, Spectaire will be able to rapidly replace him, her or them and transition smoothly towards his, her or their successor, without any adverse impact on Spectaire’s operations.

To support continued growth of Spectaire’s business, Spectaire will also be required to effectively recruit, hire, integrate, develop, motivate, and retain additional new employees. High demand exists for senior management and other key personnel (including scientific, technical, engineering, financial, manufacturing, and sales personnel) in Spectaire’s industry, and there can be no assurance that Spectaire will be able to retain its current key personnel. Spectaire experiences intense competition for qualified personnel. While Spectaire intends to provide competitive compensation packages to attract and retain key personnel, some of its competitors for these employees have greater resources and more experience, which may make it difficult for Spectaire to compete successfully for key personnel. All of Spectaire’s U.S. employees are at-will employees, meaning that they may terminate their employment relationship with Spectaire at any time, and their knowledge of Spectaire’s business and industry would be extremely difficult to replace. It may be difficult for Spectaire to restrict its competitors from benefiting from the expertise that Spectaire’s former employees or consultants developed while working for Spectaire.

Spectaire will require additional capital to support business growth and this capital might not be available on acceptable terms, if at all.

Historically, Spectaire’s primary sources of liquidity have been cash flows from contributions from founders or other investors. Spectaire reported operating losses for the years ended December 31, 2023 and 2022. The Company reported negative cash flows from operations of $7,374,497 and $365,813 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, Spectaire had an aggregate cash balance of $342,996 and a net working capital deficit of $25,370,057.

As of December 31, 2023, the Company had approximately $0.3 million in cash and cash equivalents. The Company will utilize its existing cash balance and the proceeds, if any, from the exercise of the Warrants for its near-term liquidity and operating needs. However, in order to fund planned operations while meeting obligations as they come due, the Company will need to secure additional capital. The Company’s future capital requirements will depend on many factors, including its revenue growth rate, the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, Spectaire will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through additional debt or equity financing transactions, including the sale of shares of Common Stock to Keystone pursuant to the Common Stock Purchase Agreement, subject to the terms and conditions therein. Although the Common Stock Purchase Agreement provides that the Company may, in its sole discretion, from time to time during the term of the Common Stock Purchase Agreement, and on the terms and subject to the conditions set forth therein, direct Keystone to purchase shares of Common Stock from the Company in one or more purchases under the Common Stock Purchase Agreement for a maximum aggregate purchase price of up to $20.0 million, the Company may not issue or sell any shares of Common Stock under the Common Stock Purchase Agreement if such issuance or sale would breach any applicable Nasdaq rules. Under the applicable Nasdaq rules, in no event may the Company issue to Keystone under the Common Stock Purchase Agreement more than the Exchange Cap, equal to 3,067,438 shares of Common Stock (representing 19.99% of the total number of our shares of Common Stock issued and outstanding immediately prior to the execution of the Common Stock Purchase Agreement), unless the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap or unless sales of Common Stock are made at a price equal to or greater than $2.23 per share, such that the Exchange Cap limitation would not apply under applicable Nasdaq rules. The Common Stock Purchase Agreement also prohibits the Company from directing Keystone to purchase any shares of our Common Stock if those shares, when aggregated with all other shares of our Common Stock then beneficially owned by Keystone (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 thereunder), would result in Keystone beneficially owning more than 4.99% of the outstanding Common Stock. Our inability to access a part or all of the amount available under the Common Stock Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

We will not receive any proceeds from the sale of shares of Common Stock or Warrants by the Selling Securityholders pursuant to this Annual Report. We will receive up to approximately $247.8 million from the exercise of the Warrants and the Arosa Warrant, assuming the exercise in full of all of the Warrants and the Arosa Warrant for cash, but not from the sale of the shares of Common Stock issuable upon such exercise. Each Warrant entitles the holder thereof to purchase one share of our Common Stock at a price of $11.50 per share. The Arosa Warrant entitles the holder thereof to purchase up to 2,194,453 shares of Common Stock at an exercise price of $0.01 per share. On March 27, 2024, the closing price for our Common Stock was $0.84. If the price of our Common Stock remains below $11.50 per share, we believe our warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us.

While the Company will continue to evaluate potential sources of funding, the Company may not be able to raise additional capital on terms acceptable to it or at all. If the Company is unable to raise additional capital when desired, the Company may be required to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives.

The Selling Securityholders can sell, under this Annual Report, up to (a) 24,469,671 shares of Common Stock constituting approximately 61.9% of our issued and outstanding shares of Common Stock and approximately 70.4% of our issued and outstanding shares of Common Stock held by non-affiliates (assuming, in each case, the exercise of all of our Warrants) and (b) 10,050,000 Warrants constituting approximately 46.6% of our issued and outstanding Warrants. Sales of a substantial number of our shares of Common Stock and/or Warrants in the public market by the Selling Securityholders and/or by our other existing securityholders, or the perception that those sales might occur, could depress the market price of our shares of Common Stock and Warrants and could impair our ability to raise capital through the sale of additional equity securities. The Sponsor beneficially owned (assuming exercise in full of its Warrants) approximately 62.2% of the number of shares of Common Stock issued and outstanding immediately following consummation of the Transactions, including the redemption of Class A Ordinary Shares as described above and the consummation of the PIPE Investment, which shares of Common Stock are registered for resale pursuant to this Annual Report. The Sponsor will be able to sell all such registered shares (subject to contractual lockups) for so long as the registration statement relating thereto is available for use. See “Beneficial Ownership” and “Selling Securityholders” for additional details on the Sponsor’s beneficial ownership. We are unable to predict the effect that such sales may have on the prevailing market price of our shares of Common Stock and Warrants.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern.

Compliance or the failure to comply with current and future environmental, health and safety, product stewardship and producer responsibility laws or regulations could cause Spectaire significant expense.

Spectaire will be subject to a variety of federal, state, local and foreign environmental, health and safety, product stewardship and producer responsibility laws and regulations, including those arising from global pandemics or relating to the use, generation, storage, discharge and disposal of hazardous chemicals used during its manufacturing process, those governing worker health and safety, those requiring design changes, supply chain investigation or conformity assessments and those relating to the recycling or reuse of products it manufactures. If Spectaire fails to comply with any present or future regulations or obtain in a timely manner any needed permits, Spectaire could become subject to liabilities, and could face fines or penalties, the suspension of production, or prohibitions on services it provides. In addition, such regulations could restrict Spectaire’s ability to expand its facilities or could require it to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in Spectaire’s operational, procurement and inventory management activities.

Certain environmental laws impose liability for the costs of investigation, removal and remediation of hazardous or toxic substances on an owner, occupier or operator of real estate, or on parties who arranged for hazardous substance treatment or disposal, even if such person or company was unaware of, or not responsible for, contamination at the affected site. Soil and groundwater contamination may have occurred at or near, or may have arisen from, some of Spectaire’s facilities. In certain instances where contamination existed prior to Spectaire’s ownership or occupation of a site, landlords or former owners have retained some contractual responsibility for contamination and remediation. However, failure of such persons to perform those obligations could result in Spectaire being required to address such contamination. As a result, Spectaire may incur clean-up costs in such potential removal or remediation efforts. In other instances, Spectaire may be responsible for clean-up costs and other liabilities, including the possibility of claims due to health risks by both employees and non-employees, as well as other third-party claims in connection with contaminated sites.

In addition, there is an increasing governmental focus around the world on global warming and environmental impact issues, which may result in new environmental, health and safety regulations that may affect Spectaire, its suppliers or its customers. This could cause Spectaire to incur additional direct costs for compliance, as well as increased indirect costs resulting from its customers, suppliers or both incurring additional compliance costs that get passed on to Spectaire. These costs may adversely impact Spectaire’s operations and financial condition.

An inability to successfully manage the procurement, development, implementation or execution of Information Technology (“IT”) systems, or to adequately maintain these systems and their security, as well as to protect data and other confidential information, may adversely affect Spectaire’s business and reputation.

As a complex company, Spectaire is heavily dependent on its IT systems to support its customers’ requirements and to successfully manage its business. Any inability to successfully manage the procurement, development, implementation, execution, or maintenance of such systems, including matters related to system and data security, cybersecurity, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose, could have an adverse effect on Spectaire’s business. See “If Spectaire experiences a significant cybersecurity breach or disruption in its information systems, Spectaire’s business could be adversely affected.” below.

Spectaire is subject to increasing expectations and data security requirements from its customers, including those related to the U.S. Federal Acquisition Regulation, U.S. Defense Federal Acquisition Regulation Supplement, and U.S. Cybersecurity Maturity Model Certification. In addition, Spectaire is required to comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in various jurisdictions. For example, the European Union’s General Data Protection Regulation, and similar legislation in other jurisdictions in which Spectaire will operate, imposes additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with customer expectations and existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these expectations and regulatory standards could subject Spectaire to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against Spectaire by governmental entities or others, fines and penalties, damage to Spectaire’s reputation and credibility and could have a negative impact on Spectaire’s business and results of operations.

If Spectaire experiences a cybersecurity breach or disruption in its information systems, Spectaire’s business could be adversely affected.

Malicious actors may be able to penetrate Spectaire’s network and misappropriate or compromise Spectaire’s confidential information or that of third parties, create system disruptions or cause shutdowns. Malicious actors also may be able to develop and deploy viruses, worms and other malicious software programs that attack Spectaire’s platform or otherwise exploit any security vulnerabilities of Spectaire’s platform. While Spectaire will employ a number of protective measures, including firewalls, network infrastructure vulnerability scanning, anti-virus and endpoint detection and response technologies, these measures may fail to prevent or detect attacks on Spectaire’s systems due at least in part to the frequent evolving nature of cybersecurity attacks. Although these measures are designed to maintain the confidentiality, integrity and availability of Spectaire’s information and technology systems, there is no assurance that these measures will detect all threats or prevent a cybersecurity attack in the future, which could adversely affect Spectaire’s business, reputation, operations or services.

In addition, the costs to Spectaire to eliminate or mitigate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, if Spectaire’s efforts to address these problems are not successful, could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede Spectaire’s sales, manufacturing, distribution or other critical functions.

Spectaire relies on its IT systems to manage numerous aspects of its business and a disruption of these systems could adversely affect its business.

Spectaire relies on its IT systems to manage numerous aspects of its business, including purchasing products from its suppliers, providing procurement and logistic services, shipping products to its customers, managing its accounting and financial functions (including its internal controls) and maintaining its research and development data. Spectaire’s IT systems are an essential component of its business and any disruption could significantly limit its ability to manage and operate its business efficiently. A failure of Spectaire’s IT systems to perform properly could disrupt Spectaire’s supply chain, product development and customer experience, which may lead to increased overhead costs and decreased sales and have an adverse effect on Spectaire’s reputation and its financial condition. The hardware and software that Spectaire utilizes in Spectaire’s services may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation or security of the services.

In addition, a substantial portion of Spectaire’s employees have conducted work remotely, making Spectaire more dependent on potentially vulnerable communications systems and making Spectaire more vulnerable to cyberattacks. Although Spectaire takes steps and incurs significant costs to secure its IT systems, including its computer systems, intranet and internet sites, email and other telecommunications and data networks, such security measures may not be effective and its systems may be vulnerable to damage or interruption. Disruption to Spectaire’s IT systems could result from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war and terrorism.

Spectaire’s current levels of insurance may not be adequate for Spectaire’s potential liabilities.

Spectaire maintains insurance to cover potential exposure for most claims and losses, including potential product and non-product related claims, lawsuits and administrative proceedings seeking damages or other remedies arising out of its commercial operations. However, Spectaire’s current insurance coverage is subject to various exclusions, self-retentions and deductibles. Spectaire may be faced with types of liabilities that are not covered under Spectaire’s current insurance policies, such as environmental contamination or terrorist attacks, or that exceed Spectaire’s current or future policy limits. Even a partially uninsured claim of significant size, if successful, could have an adverse effect on Spectaire’s financial condition.

In addition, Spectaire may not be able to continue to obtain insurance coverage on commercially reasonable terms, or at all, Spectaire’s existing policies may be cancelled or otherwise terminated by the insurer, and/or the companies that Spectaire acquires may not be eligible for certain types or limits of insurance. Maintaining adequate insurance and successfully accessing insurance coverage that may be due for a claim can require a significant amount of Spectaire’s management’s time, and Spectaire may be forced to spend a substantial amount of money in that process.

Because Spectaire’s industry is and will continue to be rapidly evolving, forecasts of market growth may not be accurate, and even if these markets achieve the forecasted growth, there can be no assurance that Spectaire’s business will grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this Annual Report are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts and estimates in this Annual Report relating to the expected size and growth of the markets for air quality measurement systems technology may prove to be inaccurate. Even if these markets experience the forecasted growth described in this Annual Report, Spectaire may not grow its business at similar rates, or at all. Spectaire’s future growth is subject to many factors, including market adoption of Spectaire’s products and services, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this Annual Report, including the estimate that Spectaire’s total addressable market size is approximately $95 billion based on a bottom-up build of fleet sizes in the United States and Europe, should not be taken as indicative of Spectaire’s future growth.

Global economic, political and social conditions and uncertainties in the markets that Spectaire will serve may adversely impact Spectaire’s business.

Spectaire’s performance will depend on the financial health and strength of its customers, which in turn will be dependent on the economic conditions of the markets in which Spectaire and its customers operate. A decline in the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors all affect the spending behavior of potential customers. The economic uncertainty in Europe, the United States, India, China and elsewhere arising out of, among other things, increased monetary inflation may cause end-users to further delay or reduce technology purchases.

Spectaire may also face risks from financial difficulties or other uncertainties experienced by its suppliers, distributors or other third parties on which it relies. If third parties are unable to supply Spectaire with required materials or components or otherwise assist Spectaire in operating its business, Spectaire’s business could be harmed.

Spectaire’s industry routinely experiences cyclical market patterns and Spectaire’s services are used across different end markets. A significant downturn in the industry or in any of these end markets could cause a meaningful reduction in demand for Spectaire’s services and harm its operating results.

The air quality measurement systems industry is cyclical and Spectaire’s financial performance may be affected by downturns in the industry. Down cycles are generally characterized by price erosion and weaker demand for Spectaire’s services. Spectaire attempts to identify changes in market conditions as soon as possible; however, the dynamics of the market in which Spectaire operates make prediction of and timely reaction to such events difficult. Due to these and other factors, Spectaire’s past results are not reliable predictors of Spectaire’s future results. Furthermore, any significant upturn in the air quality measurement systems industry could result in increased competition for access to raw materials and third-party service providers.

Additionally, Spectaire’s services are used across different end markets, and demand for Spectaire’s products is difficult to predict and may vary within or among the various industries it serves. Spectaire’s target markets may not grow or develop as it currently expects, and demand may change in one or more of Spectaire’s end markets, which may reduce Spectaire’s revenue, lower Spectaire’s gross margin and/or affect Spectaire’s operating results. Spectaire has experienced concentrations of revenue at certain customers and within certain end markets. Any deterioration in these end markets, reductions in the magnitude of revenue streams, Spectaire’s inability to meet requirements, or volatility in demand for Spectaire’s services could lead to a reduction in Spectaire’s revenue and adversely affect Spectaire’s operating results. Spectaire’s success in its end markets depends on many factors, including the strength or financial performance of the customers in such end markets, Spectaire’s ability to timely meet rapidly changing requirements, market needs, and its ability to maintain program wins across different markets and customers to dampen the effects of market volatility. The dynamics of the markets in which Spectaire operates make prediction of and timely reaction to such events difficult.

If Spectaire is unable to accomplish any of the foregoing, or to offset the volatility of cyclical changes in the air quality measurement systems industry or its end markets through diversification into other markets, such inability could harm its business, financial condition, and operating results.

Spectaire’s limited operating history makes evaluating Spectaire’s current business and Spectaire’s future prospects difficult and may increase the risk of your investment.

Spectaire’s limited operating history may make it difficult for you to evaluate Spectaire’s current business and Spectaire’s future prospects as Spectaire continues to grow its business. Spectaire’s ability to forecast its future operating results is subject to a number of uncertainties, including Spectaire’s ability to plan for and model future growth. Spectaire has encountered risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, and Spectaire will encounter such risks and uncertainties as it continues to grow Spectaire’s business. If Spectaire’s assumptions regarding these uncertainties are incorrect or change in reaction to changes in its markets, or if Spectaire does not address these risks successfully, Spectaire’s operating and financial results could differ materially from Spectaire’s expectations, Spectaire’s business could suffer, and the trading price of Spectaire’s stock may decline.

Spectaire expects to be dependent on a limited number of customers and end markets. A decline in revenue from, or the loss of, any significant customer could have a material adverse effect on Spectaire’s financial condition and operating results.

As of March 27, 2024, Spectaire only has five anticipated customers in its initial pilot program, and Spectaire expects to depend upon a small number of customers for a substantial portion of its future revenue. Accordingly, a decline in revenue from, or the loss of, any significant customer could have a material adverse effect on Spectaire’s financial condition and operating results. Spectaire cannot assure: (i) that orders that may be completed, delayed, cancelled or reduced will be replaced with new business; (ii) that the pilot customers will ultimately utilize Spectaire’s products and services; or (iii) that the pilot customers will enter into additional contracts with Spectaire on acceptable terms or at all.

There can also be no assurance that Spectaire’s efforts to secure new customers and programs in Spectaire’s traditional or new markets, including through acquisitions, will succeed in reducing Spectaire’s customer concentration. Acquisitions are also subject to integration risk, and revenues and margins could be lower than Spectaire anticipates. Failure to secure business from existing or new customers in any of Spectaire’s end markets would adversely impact Spectaire’s operating results.

Any of the foregoing may adversely affect Spectaire’s margins, cash flow, and Spectaire’s ability to grow Spectaire’s revenue, and may increase the variability of Spectaire’s operating results from period to period. See “Spectaire’s operating results and financial condition may fluctuate from period to period and may fall below expectations in any particular period, which could adversely affect the market price of Spectaire’s common stock.” Spectaire’s failure to meet Spectaire’s customers’ price expectations may adversely affect Spectaire’s business and results of operations.

Demand for Spectaire’s service lines is sensitive to price. Spectaire believes its competitive pricing has been an important factor in Spectaire’s results to date. Therefore, changes in Spectaire’s pricing strategies can have a significant impact on Spectaire’s business and ability to generate revenue. Many factors, including Spectaire’s production and personnel costs and Spectaire’s competitors’ pricing and marketing strategies, can significantly impact Spectaire’s pricing strategies. If Spectaire fails to meet its customers’ price expectations in any given period, demand for Spectaire’s services and service lines could be negatively impacted and Spectaire’s business and results of operations could suffer.

The market price of shares of common stock may be volatile or may decline regardless of Spectaire’s operating performance. You may lose some or all of your investment.

The trading price of common stock may be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as the following:

●	Spectaire’s operating and financial performance and prospects;

●	Spectaire’s quarterly or annual earnings or those of other companies in its industry compared to market expectations;

●	conditions that impact demand for Spectaire’s products and/or services;

●	future announcements concerning Spectaire’s business, its clients’ businesses or its competitors’ businesses;

●	the public’s reaction to Spectaire’s press releases or other public announcements and filings with the SEC;

●	the market’s reaction to Spectaire’s reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act;

●	the size of Spectaire’s public float;

●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

●	market and industry perception of Spectaire’s success, or lack thereof, in pursuing its growth strategy;

●	strategic actions by Spectaire or its competitors, such as acquisitions or restructurings;

●	changes in laws or regulations which adversely affect Spectaire’s industry or Spectaire;

●	privacy and data protection laws, privacy or data breaches, or the loss of data;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	changes in senior management or key personnel;

●	issuances, exchanges or sales, or expected issuances, exchanges or sales of Spectaire capital stock;

●	changes in Spectaire’s dividend policy;

●	adverse resolution of new or pending litigation against Spectaire; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from inflation, natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of common stock, regardless of Spectaire’s operating performance. In addition, price volatility may be greater if the public float and trading volume of common stock is low. As a result, you may suffer a loss on your investment.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If Spectaire was involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from Spectaire’s business regardless of the outcome of such litigation.

Spectaire does not intend to pay dividends on common stock for the foreseeable future.

Spectaire currently intends to retain all available funds and any future earnings to fund the development and growth of its business. As a result, Spectaire does not anticipate declaring or paying any cash dividends on common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, Spectaire’s business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to Spectaire indebtedness, industry trends and other factors that the Board may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing Spectaire’s current and future indebtedness. In addition, Spectaire may incur additional indebtedness, the terms of which may further restrict or prevent it from paying dividends on common stock. As a result, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Spectaire’s inability or decision not to pay dividends could also adversely affect the market price of common stock.

If securities or industry analysts do not publish research or reports about Spectaire’s business or the Business Combination or publish negative reports, the market price of common stock could decline.

The trading market for common stock is influenced by the research and reports that industry or securities analysts publish about Spectaire, Spectaire’s business. Spectaire may be unable or slow to attract research coverage and if one or more analysts cease coverage of Spectaire, the price and trading volume of Spectaire’s securities would likely be negatively impacted. If any of the analysts that may cover Spectaire change their recommendation regarding Spectaire’s securities adversely, or provide more favorable relative recommendations about Spectaire’s competitors, the price of Spectaire’s securities would likely decline. If any analyst that may cover Spectaire ceases covering Spectaire or fails to regularly publish reports on Spectaire, it could lose visibility in the financial markets, which could cause the price or trading volume of Spectaire’s securities to decline. If one or more of the analysts who cover Spectaire downgrades common stock or if Spectaire’s reporting results do not meet their expectations, the market price of common stock could decline. Moreover, the market price of common stock may decline as a result of the Business Combination if Spectaire does not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial analysts, or the effect of the Business Combination on Spectaire’s financial results is not consistent with the expectations of financial analysts. Accordingly, holders of common stock may experience a loss as a result of a decline in the market price of such common stock. In addition, a decline in the market price of common stock following the consummation of the Business Combination could adversely affect Spectaire’s ability to issue additional securities and to obtain additional financing in the future.

Spectaire’s ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. Spectaire’s failure to raise capital when needed could harm its business, operating results and financial condition. Debt issued to raise additional capital may reduce the value of common stock.

Spectaire has funded its operations since inception primarily through private capital raises with existing securityholders. However, Spectaire has more recently incurred debt through the Arosa Loan (as described below). Spectaire cannot be certain when or if its operations will generate sufficient cash to fund its ongoing operations or the growth of its business.

Spectaire intends to continue to make investments to support Spectaire’s business and may require additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, Spectaire may be unable to invest in future growth opportunities, which could harm Spectaire’s business, operating results and financial condition. We are currently in default under the Arosa Loan. Although the parties are working to reach a resolution for an extension, it is possible that such resolution may not be on favorable terms or that no such resolution may be reached. If Spectaire and Arosa are unable to reach an a resolution, Arosa may exercise their rights under the loan which includes (i) declaring all Spectaire obligations immediately due and payable, (ii) to stop advancing money or extending money or extending credit for Spectaire’s benefit, (iii) to notify any person or entity owing Spectaire money of Arosa’s security interest in such funds, (iv) take any such action as Arosa deems necessary to take possession of collateral thereunder, (v) ship, reclaim, maintain, or otherwise take ownership and sell the collateral thereunder, or (vi) otherwise exercise all rights and remedies available to Arosa under the Loan Agreement. As a result, debt holders could have rights senior to holders of common stock to make claims on Spectaire’s assets. The terms of the Loan Agreement and any debt could restrict Spectaire’s operations, including its ability to pay dividends on common stock. As a result, Spectaire shareholders bear the risk of future issuances of debt securities reducing the value of common stock.

The issuance of additional shares of common stock or convertible securities could make it difficult for another company to acquire Spectaire, may dilute your ownership of Spectaire and could adversely affect the price of common stock.

In the future, Spectaire expects to obtain financing or to further increase its capital resources by issuing additional shares of common stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of common stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of Spectaire’s existing stockholders, reduce the market price of outstanding common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Spectaire Preferred Stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit Spectaire’s ability to pay dividends to the holders of common stock. Spectaire’s decision to issue securities in any future offering will depend on market conditions and other factors beyond its control, which may adversely affect the amount, timing or nature of its future offerings. As a result, holders of common stock bear the risk that Spectaire’s future offerings may reduce the market price of common stock and dilute their percentage ownership. See the section entitled “Description of Securities of Spectaire.”

Spectaire is an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make common stock less attractive to investors.

Spectaire qualifies as an “emerging growth company,” as defined in the JOBS Act. While Spectaire remains an emerging growth company, it is permitted to and plans to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include: (1) an exemption from compliance with the auditor attestation requirement in the assessment of Spectaire’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (3) reduced disclosure obligations regarding executive compensation arrangements in Spectaire’s periodic reports, registration statements, and proxy statements, and (4) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information Spectaire provides will be different than the information that is available with respect to other public companies that are not emerging growth companies.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as Spectaire is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable.

Spectaire cannot predict whether investors will find common stock less attractive if it relies on these exemptions. If some investors find common stock less attractive as a result, there may be a less active trading market for common stock. The market price of common stock may be more volatile.

Spectaire will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the PCCT IPO, (b) in which Spectaire has total annual gross revenue of at least $1.235 billion, or (c) in which Spectaire is deemed to be a large accelerated filer, which means the market value of common stock that is held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which Spectaire has issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Spectaire’s management has limited experience in operating a public company.

Spectaire executive officers have limited experience in the management of a U.S. publicly traded company. Spectaire’s management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of Spectaire. Spectaire may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that Spectaire will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.

Spectaire’s management may be exposed to risk if it cannot enhance, maintain, and adhere to our internal controls and procedures.

As a public company trading on the NASDAQ, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business accounting, auditing and regulatory requirements and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company, and we are still early in the process of generating a mature system of internal controls and integration across business systems. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements, harm our operating results, and subject us to litigation and claims arising from material weaknesses in our internal controls and any resulting consequences, including restatements of our financial statements.

Matters impacting our internal controls may cause us to be unable to report our financial information in an accurate manner or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NASDAQ rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our common stock.

Management identified a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, materially and adversely affect our business and operating results and subject us to litigation and claims.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary to provide reliable financial reports and reduce the risk of fraud. We continue to evaluate measures to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If any new material weaknesses are identified in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim consolidated financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable NASDAQ listing requirements, investors may lose confidence in our financial reporting and our share price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Additionally, if our revenue and other accounting, auditing or tax systems do not operate as intended or do not scale with anticipated growth in our business, the effectiveness of our internal controls over financial reporting could be adversely affected. Any failure to develop, implement, or maintain effective internal controls related to our revenue and other accounting, auditing or tax systems and associated reporting could materially adversely affect our business, results of operations, and financial condition or cause us to fail to meet our reporting obligations. We have encountered difficulties with growth and change. If we fail to address these difficulties in assessing data usage, if the personnel handling our accounting, auditing or finance function fail to perform at an appropriate level for a public company, or if other weaknesses in internal controls are detected, it may be determined that we have a material weakness. In addition, most of our employees who work within our accounting, auditing and financial reporting functions have limited to no experience managing a publicly traded company and have limited to no experience implementing, monitoring and enforcing the internal financial, auditing and accounting controls for a publicly traded company. The identification of a material weakness could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition and otherwise have a material adverse effect on our business, financial condition, cash flow or results of operations.

We are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate any possible material weaknesses, primarily by implementing additional review procedures within our accounting, auditing and finance department, hiring additional staff, designing and implementing information technology and application controls in our financially significant systems, and, if appropriate, engaging external auditing and accounting experts to supplement our internal resources in our computation and review processes. While we are designing and implementing measures to remediate the material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate either of the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that may lead to a restatement of our consolidated financial statements or cause us to fail to meet our reporting obligations.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we expect to need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NASDAQ or other regulatory authorities, as well as subject us to litigation and claims, any of which would require additional financial and management resources. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

Spectaire may be required to take write-downs or write-offs, or Spectaire’s may be subject to restructuring, impairment or other charges that could have a significant negative effect on their financial condition, results of operations and the price of Spectaire’s securities, which could cause you to lose some or all of your investment.

Factors outside of Spectaire’s control may, at any time, arise. As a result of these factors, Spectaire may be forced to write down or write off assets, restructure its operations, or incur impairment or other charges that could result in Spectaire reporting losses. Even though these charges may be non-cash items and therefore not have an immediate impact on Spectaire’s liquidity, the fact that Spectaire reports charges of this nature could contribute to negative market perceptions about Spectaire or its securities. In addition, charges of this nature may cause Spectaire to be unable to obtain future financing on favorable terms or at all.

Delaware law and Spectaire’s organizational documents contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Spectaire’s organizational documents and the Delaware General Corporation Law (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of common stock, and therefore depress the trading price of common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in Spectaire’s management. Among other things, Spectaire’s organizational documents include provisions regarding:

●	providing for a classified board of directors with staggered, three-year terms;

●	the ability of the Board to issue shares of Spectaire Preferred Stock, including “blank check” preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	our certificate of incorporation does not provide for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the limitation of the liability of, and the indemnification of, Spectaire’s directors and officers;

●	the ability of the Board to amend our bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt; and

●	advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Spectaire.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.

Item 1B . Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We operate in the emissions measurement sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We use various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices. We design and assess our program based on the PCI-DSS, GDPR, and OWASP cybersecurity frameworks. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the frameworks as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, customer service, product development, and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships, or loss of market share.

We have not identified any risks from known cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. The company is currently in the process of implementing a more formalized cybersecurity program.

Cybersecurity Risk Management and Governance:

Our cybersecurity risk management program adheres to a comprehensive set of requirements and recommendations, including but not limited to those outlined by the Payment Application Data Security Standard (PA-DSS). This entails refraining from retaining complete card validation, code, or value, as well as PIN block data associated with access or payment cards. Stored account holder data is rigorously protected, and robust authentication features are provided to ensure secure access. All activities, including sampling, telematics, payments, and transactions, are securely logged. Measures are in place to safeguard wireless transmissions and conduct vulnerability tests on access points, portals, and payment applications. Network implementation is meticulously secured, with stringent protocols ensuring that account holder data is never stored on servers directly connected to the internet. The program also facilitates secure remote software updates and access to portals and payment applications. Encryption protocols are employed to safeguard sensitive traffic over public networks, and additional measures such as anti-tampering protection for emissions data and carbon credits issuance are implemented. Encrypted offsite backups are maintained, and a robust disaster recovery plan is in place to mitigate potential risks effectively.

Cybersecurity Leadership and Committee:

Our Chief Information Officer (CIO), Rui Mendes, leads our cybersecurity initiatives. Our CIO’s experience includes co-founding 3RDGP Limited/Corsario, a third-generation payments company, specializing in issuing and acquiring technology solutions. Prior to 3RDGP, he co-founded Carta Worldwide, a global leader in digital enablement and payments processing technology. Mr.

Mendes is associated with multiple digital enablement solutions over the past fifteen years, including the world’s first integration by a global processor of the Mastercard Mobile Over-the-Air Provisioning Service (MOTAPS) in conjunction with MasterCard Worldwide. Additionally, Mr. Mendes oversaw the development of the Token Processing Appliance (TPA) solution that enables Host Card Emulation (HCE) and Tokenization deployment to simplify on-premises implementation of Cloud-based payments.

External Support and Third-Party Risk Management:

To strengthen our cybersecurity posture, we engage with external assessors, auditors, and consultants for regular risk assessments, penetration testing, and vulnerability analyses, allowing for proactive identification and mitigation of potential threats. We also rigorously verify the cybersecurity practices of our third-party service providers, vendors, and partners, conducting due diligence before establishing relationships and ongoing monitoring to verify compliance with our cybersecurity standards.

Item 2. Properties.

Our corporate headquarters are located at 19 Coolidge Hill Rd., Watertown, MA 02472. We believe our existing facility meets our current needs.

Item 3. Legal Proceedings.

We are and, from time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any other legal proceedings that, in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Warrants are listed on Nasdaq under the symbols “SPEC” and “SPECW,” respectively. Prior to the consummation of the Business Combination, our Class A ordinary shares, units and warrants were listed on Nasdaq under the symbols “PCCT,” “PCCTU” and “PCCTW,” respectively.

Holders of Common Stock

As of December 31, 2023, there were 32 holders of record of our Common Stock and two holders of record of our Warrants. The actual number of stockholders of our Common Stock and the actual number of holders of our Warrants is greater than the number of record holders and includes holders of our Common Stock or Warrants whose shares of Common Stock or Warrants are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report for information about our equity compensation plans which is incorporated by reference herein.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore, do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors (our “Board”) after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and any other factors or considerations the Board deems relevant.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Recent Sales of Unregistered Equity Securities

Set forth below is information regarding all equity securities of Spectaire sold by Spectaire during the year ended December 31, 2023 that were not registered under the Securities Act.

Polar Investment

On October 4, 2023, the Company entered into a subscription agreement with Polar to cover working capital requirements of PCCT prior to the consummation of the Business Combination (the “Polar Subscription Agreement”). Pursuant to the terms and subject to the conditions of the Polar Subscription Agreement, Polar agreed to contribute up to $650,000 to the Company (the “Capital Contribution”). In consideration of the Capital Contribution, the Company agreed to issue 0.9 shares of Common Stock for each dollar of the Capital Contribution. Accordingly, at closing of the Business Combination, the Company issued 585,000 shares of Common Stock to Polar. These securities were issued pursuant to Section 4(a)(2) of the Securities Act.

PIPE Investment

On October 11, 2023, the Company entered into a private placement subscription agreement (the “PIPE Subscription Agreement”) with Dr. Jörg Mosolf (the “PIPE Investor”), pursuant to which the PIPE Investor agreed to subscribe for newly-issued shares of Common Stock (the “PIPE Shares”), with an aggregate purchase price of $3,500,000. On October 19, 2023, concurrently with the closing of the Business Combination, the PIPE Investor closed on the purchase of 50,000 PIPE Shares at a price of $10.00 per share, for an aggregate purchase price of $500,000 (the “PIPE Investment”). These securities were issued pursuant to Section 4(a)(2) of the Securities Act.

Arosa Warrant

On March 31, 2023, Spectaire Inc., as borrower, entered into a loan agreement with Arosa, as lender, providing for a term loan in a principal amount not to exceed $6.5 million (the “Arosa Loan Agreement”). Pursuant to the Arosa Loan Agreement, on October 19, 2023, in connection with the closing of the Business Combination, the Company issued a warrant to Arosa to purchase 2,194,453 shares of Common Stock, subject to adjustment as described therein (the “Arosa Warrant”). The shares of Common Stock underlying the Arosa Warrant represented approximately 10.3% of the outstanding number of shares of Common Stock outstanding as of immediately following the consummation of the Business Combination on a fully diluted basis. These securities were issued pursuant to Section 4(a)(2) of the Securities Act.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our consolidated financial statements for the years ended December 31, 2023 and 2022 and other information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Spectaire,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination (as defined below), the business and operations of Spectaire Holdings Inc. (formerly Spectaire Inc.) and its consolidated subsidiaries (“Spectaire”), and (ii) prior to the Business Combination, Spectaire (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiary.

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of applicable Canadian securities laws. In addition, any statements that refer to projections (including EBITDA and cash flow), forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. When used in this proxy statement/prospectus, words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. When the Company discuss strategies or plans, including as they relate to the Business Combination, the Company is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management.

Forward-looking statements may include, but are not limited to:

●	the anticipated benefits of the Business Combination;

●	the financial and business performance of the Company;

●	the Company’s anticipated results from operations in future periods;

●	the products and services offered by the Company and the markets in which it operates;

●	the impact of health epidemics on the Company’s business and the actions the Company may take in response thereto;

●	the future price of metals;

●	the stability of the financial and capital markets;

●	other current estimates and assumptions regarding the Business Combination and its benefits; such expectations and assumptions are inherently subject to uncertainties and contingencies regarding future events and, as such, are subject to change;

●	the risk that the consummation of the Business Combination disrupts the Company’s current plans;

●	the Company’s ability to operate as a going concern;

●	the Company’s requirement of significant additional capital;

●	the Company’s limited operating history;

●	the Company’s history of losses;

●	the Company’s ability to attract qualified management;

●	the Company’s ability to adapt to rapid and significant technological change and respond to introductions of new products in order to remain competitive;

●	the Company relies heavily on manufacturing operations, including contract manufacturing, to produce products, and the business could be adversely affected by disruptions of the manufacturing operation;

●	the Company’s future growth depends on a single product line and its associated services;

●	changes in governmental regulations may reduce demand for the Company’s products or increase the Company’s expenses;

●	changes in customers’ sustainability pledges may reduce demand for the Company’s products or increase the Company’s expenses;

●	evolution in carbon markets, including both commercial dynamics and governmental regulation, may have an adverse impact on the Company’s revenue model;

●	changes or disruptions in the securities markets;

●	legislative, political or economic developments;

●	the need to obtain permits and comply with laws and regulations and other regulatory requirements;

●	risks of accidents, equipment breakdowns, and labor disputes or other unanticipated difficulties or interruptions;

●	the possibility of cost overruns or unanticipated expenses in development programs;

●	potential future litigation, including with respect to the Business Combination;

●	the Company’s lack of insurance covering all of the Company’s operations; and

●	other factors detailed in the section titled “Risk Factors.”

The forward-looking statements are based on the current expectations of the Company’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated.

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of the Company prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

All subsequent written and oral forward-looking statements concerning matters addressed herein and attributable to the Company or any person acting on their behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof to reflect the occurrence of unanticipated events.

Company Overview

Spectaire is an industrial technology company whose core offering allows its customers to measure, manage, and potentially reduce carbon dioxide equivalent (CO2e) and other greenhouse gas emissions. Our core offering, AireCore™, is a fully integrated hardware, software, and data platform for logistics and supply chain players that uses mass spectrometry to directly measure their emissions. The research and development for AireCore™’s mass spectrometry technology began more than 15 years ago at MIT, led by our Chief Scientific Officer Dr. Brian Hemond and our co-founder Professor Ian Hunter. Our asset-light business model delivers a win-win-win for Spectaire, for our customers, and for the environment.

Companies are coming under increasing pressure from governments, customers, and the public to account for and reduce their emissions. We believe that, prior to our introduction of AireCore™, there was no practical way to directly measure real-time transportation emissions. Instead of directly measuring their emissions, our potential customers currently estimate their emissions using emissions estimation calculators for transport and logistics that estimate based on fuel consumption, mileage, and vehicle weight. These estimates cannot accommodate the minute-to-minute, mile-to-mile variations that often drive significant differences between these estimates and actual emissions. As a result, these estimates have come under criticism for being inaccurate, simplistic, and—until now—impossible to verify. A pilot study conducted with our anchor customer Mosolf found that their emissions estimate calculated using CSN EN 16258, a publicly available and widely used emissions estimation standard, overstated their actual emissions by approximately 60%.

Our AireCore™ patented micro mass spectrometer (MMS) solves this problem. Unlike conventional mass spectrometers which typically have significant cost, size, power, and environmental requirements the AireCore™ uses a proprietary miniaturized and ruggedized analyzer combined with solid state pump technology to address mobile operation in harsh environments.

AireCore™ is cloud-connected through mobile phone networks, enabling a continuous feed of emissions data. AireCore™ core software can also be upgraded over-the-air (OTA) smartphone-style, enabling continuous roll-out of features and improvements.

AireCore™ is protected by a robust patent portfolio and a lengthy research and development timeline, with significant time and resources invested by MIT in developing technology that is not reflected in our historical financial statements. MIT has granted us an exclusive license for all of the intellectual property owned by MIT that underlies the AireCore™ and is a minority shareholder in Spectaire.

Companies face a “technology gap” between emissions requirements and access to emissions management capabilities, creating a no-win scenario. We believe that AireCore™ is the world’s first and only device able to address this technology gap by delivering real-time, accurate, and verifiable emissions measurements, and through its flagship AireCore™ product, we provide a fully integrated hardware, software, and data solution for logistics and supply chain players to directly measure their emissions.

Recent Developments

Subscription Agreement

On March 18, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with an investor, pursuant to which the Company agreed to sell securities to the investor in a private placement. The Subscription Agreement provided for the sale and issuance by the Company of (i) an aggregate of 1,538,461 shares of the Company’s common stock and (ii) an accompanying warrant to purchase up to 1,538,461 shares of common stock at an exercise price of $1.30 per share, for aggregate gross proceeds of approximately $2.0 million, before deducting related expenses. The warrant is immediately exercisable and may be exercised at any time until March 18, 2027.

Joint Venture

On December 22, 2023, the Company entered into a joint venture agreement (the “Joint Venture”) with MLab Capital GmbH (“MLab”) and Spectaire Europe GmbH (“JVC”), a wholly owned subsidiary of MLab and an affiliate of a director of the Company. Under the Joint Venture, JVC is responsible for the marketing, sale and manufacture of the Company’s AirCore technology in Europe, the Middle East and South America. In accordance with the Joint Venture, the Company will consequently grant JVC an exclusive, non-sublicensable license to conduct such activities upon closing. In consideration for the rights granted by the Company to JVC, JVC agreed to pay to the Company an amount of $1.5 million. Pursuant to the Joint Venture’s payment schedule, JVC has paid the Company $500,000 as of December 31, 2023, which has been recorded as deferred revenue on the consolidated balance sheet. The remaining $1.0 million in payments to the Company are contingent upon a third party’s approval of the AirCore technology’s effectiveness and the delivery of units specified thereunder. The Joint Venture did not commence operations as of December 31, 2023 and any financial accounts are not material to the consolidated financial statements.

Business Combination

Spectaire entered into the Merger Agreement with PCCT on January 16, 2023. On October 19, 2023, Merger Sub merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of New Spectaire (the “Business Combination” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

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

On October 11, 2023, the Company entered into a private placement subscription agreement (the “PIPE Subscription Agreement”) with an investor (the “PIPE Investor”), pursuant to which the PIPE Investor agreed to subscribe for newly-issued shares of Common Stock (the “PIPE Shares”), with an aggregate purchase price of $3,500,000. On October 19, 2023, concurrently with the closing of the Business Combination, the PIPE Investor closed on the purchase of 50,000 PIPE Shares at a price of $10.00 per share, for an aggregate purchase price of $500,000 (the “PIPE Investment”). Pursuant to the PIPE Subscription Agreement, within two years following the Closing, the PIPE Investor will purchase additional PIPE Shares in one or multiple subsequent closings for a purchase price per share of $10.00 (subject to as described in the PIPE Subscription Agreement) for an aggregate purchase price of $3,000,000 (the “Additional Investments”).

The purchase and sale of the PIPE Shares in the Additional Investments is conditioned upon certain conditions as noted in the PIPE Subscription Agreement. The PIPE Shares issued and sold in the PIPE Investment and to be issued and sold in the Additional Investments pursuant to the PIPE Subscription Agreement have not been and will not be registered under the Securities Act of 1933 (the “Securities Act”) and have been and will be issued in reliance on the availability of an exemption from such registration.

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, PCCT was treated as the acquired company and Spectaire was determined to be the acquirer for financial statement reporting purposes.

As a result of the Business Combination, each share of Spectaire’s preferred stock and common stock was converted into the right to receive approximately 0.43 shares of Common Stock . After the Close of the Business Combination, there were 15,344,864 shares of Common Stock issued and outstanding.

The Common Stock and Warrants commenced trading on the Nasdaq under the symbols “SPEC” and “SPECW,” respectively, on October 20, 2023, subject to ongoing review of the Company’s satisfaction of all listing criteria following the Business Combination.

Acquisition of MicroMS

On December 13, 2022, Spectaire engaged in a group corporate reorganization in which the owners of MicroMS contributed their equity interests in MicroMS to Spectaire in exchange for equity in Spectaire. As part of this reorganization (the “MMS Merger”), the ownership of MicroMS was transferred to Spectaire. From September 2022 to December 13, 2022, Spectaire had limited pre-combination activities and was formed specifically to acquire MicroMS. All mergers or business combinations require the identification of the acquiring entity, which is the entity that obtains control of the acquiree. A merger or business combination may be consummated by forming a new entity that has no significant pre-combination activities other than to issue shares to the shareholders of the combining companies. In such situations, regardless of the number of entities involved in the merger, Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) precludes the new entity from being identified as the acquirer. Based on this guidance, management has determined that since Spectaire was newly-formed for the sole purpose of acquiring MicroMS and had limited activity prior to the MMS Merger, Spectaire is considered a new entity that lacks substance in the context of ASC 805 and therefore could not be the accounting acquirer. As MicroMS was acquired through an exchange of equity interests, further analysis was needed to determine the accounting acquirer. The Company determined that MicroMS was the accounting acquirer, as MicroMS has a clear business purpose and operating assets including a license agreement to generate revenue streams and has invested resources in developing its technology, Spectaire has no operations, MicroMS is significantly larger than Spectaire, the board composition and management is mixed between former MicroMS and Spectaire executives so these factors were considered neutral, and there was no other shareholder or group of shareholders that had substantive kick-out or participating rights. As such, the MMS Merger was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States (“US GAAP”). Under this method of accounting, Spectaire, who is the legal acquirer, is treated as the “acquired” company for accounting purposes and MicroMS is treated as the accounting acquirer whereby the historical financial statements of MicroMS became the historical financial statements of Spectaire upon the closing of the MMS Merger. Accordingly, the MMS Merger was treated as the equivalent of MicroMS issuing shares at the closing of the MMS Merger for the net assets of Spectaire as of the closing date, accompanied by a recapitalization. The net assets of Spectaire were stated at historical cost, with no goodwill or other intangible assets recorded.

Key Financial Definitions/Components of Results

Revenue

Spectaire will earn revenue based on three high-margin revenue streams through its AireCore™ MMS product line.

●	Product Sales. Spectaire intends to sell the AireCore™ MMS directly to customers at a price of $2,000 per unit. Spectaire projects an approximately 30% gross margin on a unit basis for product sales.

●	Data Subscription and Services. The AireCore™ MMS requires an annual data subscription to operate, at $1,000 per unit per year. The data subscription grants access to applications, reporting capabilities, and secure cloud connectivity. Spectaire projects an approximately 65% gross margin on data subscriptions.

●	Carbon Credits. Spectaire will receive a 50% share of carbon credits. Carbon credits pricing will vary depending on their market, certification and quality, but offer a 100% gross margin.

●	License Revenue. Spectaire will receive license fees for licensing their AireCore™ technology to strategic partners.

Operating Expenses

Selling, general and administrative expense

Selling, general and administrative expenses consist primarily of personnel-related expenses for our executives. These expenses also include non-personnel costs, such as rent, legal, audit and accounting services, share-based compensation expense and other professional fees.

Depreciation expense

Depreciation expense consists of depreciation of Spectaire’s lab equipment.

Research and development expense

Research and development expenses include internal personnel and third party consulting costs related to preliminary research and development of Spectaire’s products and platforms and share-based compensation expense.

The following table sets forth our consolidated statement of operations for the years ended December 31, 2023 and 2022, and the dollar and percentage change between the two periods:

	Year ended December 31,
	2023	2022	$ Change	% Change
Revenue	$-	-	$-	0%
Costs and expenses:
Sales and marketing	527,330	-	527,330	NM *
General and administrative	12,700,622	137,686	12,562,936	9,124%
Research and development	3,480,731	967,826	2,512,905	260%
Depreciation Expense	21,126	10,418	10,708	103%
Total costs and expenses	16,729,809	1,115,930	15,613,879	9,487%
Operating loss	(16,729,809)	(1,115,930)	(15,613,879)	1,399%
Other income (expense):
Interest income	-	23	(23)	(100)%
Interest income on marketable securities	45,057	-	45,057	NM *
Gain on extinguishment of debt	-	700,000	(700,000)	(100)%
Interest expense	(6,321,665)	-	(6,321,665)	NM *
Capital raise finance charge	(300,000)	-	(300,000)	NM *
Change in fair value of forward purchase agreements	248,000	-	248,000	NM *
Change in fair value of earnout liabilities	47,930,000	-	47,930,000	NM *
Loss on initial issuance of warrants	(15,919,501)	-	(15,919,501)	NM *
Income (loss) before income taxes	8,952,082	(415,907)	9,367,989	(2,252)%
Income tax expense	-	-	-	-
Net income (loss)	$8,952,082	(415,907)	$9,367,989	(2,252)%

NM*	- Percentage change not meaningful

Sales and marketing

Sales and marketing increased by $527,330, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily related to an increase in personnel costs as Spectaire continues to develop and market its products and technology.

General and administrative expenses

General and administrative expenses increased by $12,562,936 or 9,124%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily related to share-based compensation expense ($6,847,393), audit and accounting fees ($1,631,766), personnel costs ($1,757,714) and legal expenses ($1,608,736).

Research and development

Research and development increased by $2,512,905 or 260%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily related to an increase in personnel costs as Spectaire continues to develop its products and technology.

Depreciation expense

Depreciation expense increased by $10,708 or 103% for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily related to depreciation on Spectaire’s lab equipment.

Interest Expense

For the year ended December 31, 2023, Spectaire incurred $6,321,665 of interest expense primarily related to the Arosa loan ($1,014,361) and amortization of discount relating to the warrants issued to Arosa ($5,200,000).

Gain on extinguishment of debt

During the year ended December 31, 2022, Spectaire recognized a gain on the extinguishment of debt of $700,000. During 2021 and 2022, a lender loaned money to MicroMS with the intention of becoming a shareholder once an initial capital commitment was met. This capital commitment was never met as the lender ran into liquidity issues. In September 2022, Spectaire and the lender entered into a termination and mutual release agreement which terminated any obligations of Spectaire for repayment. As such the total amount owed, $700,000, was recognized into income as an extinguishment of debt for the year ended December 31, 2022.

Fair value of forward purchase agreements

Upon consummation of the Business Combination, Spectaire assumed $965,000 in liabilities in connection with Forward Purchase Agreements. The change in fair value of $248,000 during the year ended December 31, 2023 is recognized into earnings for the year ended December 31, 2023.

Fair value of earnout liabilities

Upon consummation of the Business Combination, Spectaire assumed $49,894,000 of earnout liabilities. The change in fair value of $47,930,000 is recognized into earnings for the year ended December 31, 2023.

Loss on initial issuance of warrants

During the year ended December 31, 2023, Spectaire recorded $15,919,501 of loss related to the initial issuance of warrants issued to Arosa.

Net income (loss)

Net income was $8,952,082 for the year ended December 31, 2023 compared to the net loss of $415,907 for the year ended December 31, 2022. The change primarily relates to changes in the fair value of earnout liabilities partially offset by the increase in interest expense, loss on initial issuance of warrants and operating expenses, as discussed above.

Liquidity and capital resources

Historically, the Company’s primary sources of liquidity have been cash flows from contributions from founders or other investors. For the year ended December 31, 2023, the Company reported an operating loss of $16.7 million and negative cash flows from operations of $7.4 million. As of December 31, 2023, the Company had an aggregate unrestricted cash balance of $0.3 million, a net working capital deficit of $25.4 million, and accumulated deficit of $27.2 million.

The Company’s future capital requirements will depend on many factors, including the Company’s revenue growth rate, the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional equity raises. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note Receivable - Related Party

On March 31, 2023, the Company entered into a promissory note (the “Note”) with Perception Capital Corp. II. (the “Maker”) which the Company will advance to the Maker a sum of $500,000. On August 17, 2023, the Note was amended to $778,000 effective June 16, 2023. On September 6, 2023, the Note was further amended to $818,000. The Note does not bear interest and is payable on the date of the termination of the merger agreement or at any time at the election of the Maker. On April 3, 2023, and April 18, 2023, the Maker drew down $200,000 and $300,000 on this note respectively. On June 16, 2023, and June 30, 2023, the Maker drew down an additional $110,000 and $84,000 on this note respectively. On August 1, 2023 and September 5, 2023, the Maker drew a further $84,000 and $40,000 respectively. Upon the consummation of the Business Combination on October 19, 2023, Perception Capital Corp. II. repaid a total of $125,000 of this Note and was released from all other obligations under this Note and the Note was cancelled, as it was effectively assumed by Spectaire in the Business Combination.

Loan Payable

On March 31, 2023, Spectaire, as borrower, entered into the Arosa Loan Agreement with Arosa Multi-Strategy Fund LP (“Arosa”), as lender, providing for a term loan (the “Arosa Loan”) in a principal amount not to exceed $6.5 million (the “Loan Agreement”), comprised of (i) $5,000,000 in cash of which (a) $2.0 million was funded to a deposit account of Spectaire and (b) $3.0 million (the “Arosa Escrow Funds”) was funded into an escrow account (the “Arosa Escrow Account”) pursuant to an escrow agreement, dated as of March 31, 2023, by and between Spectaire and Wilmington Savings Fund Society, Federal Savings Bank (“FSB”), and (ii) Arosa caused its affiliate to transfer founder units valued by the parties at $1.5 million (the “Arosa Founder Units”) to Spectaire. Spectaire will distribute the Arosa Founder Units to Spectaire’s shareholders (other than Arosa and its affiliates) on a pro rata basis. Release of the Arosa Escrow Funds from the Arosa Escrow Account is subject to the satisfaction or waiver of customary conditions, including certification that all representations and warranties contained in the Arosa Loan Agreement and related documents are true and correct in all material respects. These funds were released from escrow on April 17, 2023.

The Arosa Loan matured on March 27, 2024 (the “Maturity Date”). The outstanding principal amount and the final payment amount of $1.3 million (the “Final Payment Amount”) are not paid in full as of the Maturity Date, and therefore the unpaid balance will accrue interest at a rate of 20.0% per annum. During the continuance of an event of default under the Arosa Loan Agreement, all outstanding obligations under the Arosa Loan Agreement will bear interest at a rate per annum that is 5.0% greater than the rate that would otherwise be applicable under the Arosa Loan Agreement. All interest under the Arosa Loan Agreement will be computed on the basis of a 360-day year for the actual number of days elapsed. As of the date these consolidated financial statements are issued, no payments on the outstanding principal or interest amounts of the Arosa Loan have been made to Arosa. Arosa has not exercised any rights or remedies based on the Company’s default under the Loan Agreement. Arosa and the Company are working to reach a resolution including a possible extension.

The Company may prepay all, but not less than all, of the outstanding balance of the Arosa Loan at any time upon three days’ prior written notice to Arosa. Spectaire will be required to repay the outstanding principal amount of the Arosa Loan, plus the Final Payment Amount and all other sums, if any, that have become due and payable under the Arosa Loan Agreement, upon the occurrence of an event of default under the Arosa Loan Agreement, the closing of the Business Combination or the occurrence of a Change of Control (as defined in the Arosa Loan Agreement). In addition, upon the receipt by Spectaire or any of its subsidiaries of proceeds from an asset sale, Spectaire will be required to repay all or a portion of the outstanding principal amount of the Arosa Loan equal to the amount of the proceeds received from such asset sale.

Pursuant to the Arosa Loan Agreement, Spectaire will pay to Arosa all expenses incurred by Arosa through and after March 31, 2023 relating to the Arosa Loan, provided that Spectaire will not be required to pay any fees of counsel to Arosa incurred on or prior to March 27, 2023 in excess of $200,000. As of December 31, 2023, $119,576 was expensed for counsel fees under the Arosa Loan Agreement of which $69,576 is included in accounts payable on the consolidated balance sheet.

While the Arosa Loan remains outstanding, Arosa will, subject to certain limitations, have the right to participate in any capital raise by Spectaire or any of its subsidiaries consummated on or prior to the Maturity Date.

The Arosa Loan Agreement includes customary representations, warranties and covenants of the parties for loans of this type. The Arosa Loan Agreement also contains customary events of default, including, among others, non-payment of principal or interest by Spectaire, violations of covenants by Spectaire, Spectaire’s insolvency, material judgments against Spectaire, the occurrence of any material adverse change with respect to Spectaire, breaches by any party to that certain Exclusive Patent License Agreement, dated as of September 1, 2018, by and between Spectaire and MIT or the failure of Spectaire to issue the Arosa Warrants.

Spectaire, its subsidiaries and Arosa also entered into a Guarantee and Collateral Agreement providing that Spectaire’s obligations to Arosa are secured by substantially all of Spectaire’s assets and all of Spectaire’s shareholders entered into a pledge agreement with Arosa pursuant to which such shareholders pledged all of their equity interests in Spectaire to Arosa as collateral under the Arosa Loan.

On March 31, 2023, in accordance with the terms of the Arosa Loan Agreement, Spectaire agreed to issue to Arosa a warrant to purchase a number of shares of Spectaire Common Stock representing 10.0% of the outstanding number of shares of Spectaire Common Stock on a fully diluted basis as of March 31, 2023 at an exercise price of $0.01 per share, subject to adjustment as described in the Arosa Loan Agreement (the “Closing Date Warrant”). Pursuant to the Arosa Loan Agreement, Spectaire will, upon the closing of the Business Combination, issue an additional warrant to Arosa to purchase a number of shares of NewCo Common Stock equal to 5.0% of the outstanding number of shares of NewCo Common Stock on a fully diluted basis at an exercise price of $0.01 per share, subject to adjustment as described in the Arosa Loan Agreement (the “Additional Warrants”). Taken together after giving effect to the closing of the Business Combination, the shares of NewCo common stock underlying the Closing Date Warrant and the Additional Warrant will represent 10.3% of the outstanding number of shares of NewCo Common Stock on a fully diluted basis. On May 2, 2023, the Company issued Arosa the Closing Date Warrant to purchase 2,200,543 shares of common stock. As a result of the issuance of the Closing Date Warrant, which met the criteria for equity classification under applicable US GAAP, the Company recorded additional paid-in capital in the amount of $13.8 million which was the fair value of the warrants on the issuance date. As a result, the Company recognized a loss on initial issuance of Closing Date Warrants of $7.3 million and a debt discount of $6.5 million. The debt discount is accreted over the term of the loan and netted against the loan principal. As of December 31, 2023, $4.9 million of principal net of loan discount is reported in loan payable on the consolidated balance sheet.

On October 13, 2023, The Company requested an additional advance in the aggregate principal amount of $650,000 (the “Additional Advance”) under the Arosa Loan Agreement. The Advance together with the original loan in the aggregate principial amount of $6,500,000 advanced by the Lender to the Borrower on or around March 31, 2023 constitute the Loan for all purposes under the Arosa Loan Agreement and the other Loan Documents such that the aggregate outstanding principal amount of the Loan after the making of the Additional Advance is $7,150,000, and all of the terms and conditions applicable to the Loan under the Arosa Loan Agreement and the other Loan Documents shall apply to the Additional Advance.

Pursuant to the Arosa Loan Agreement, on October 19, 2023, in connection with the closing of the Business Combination, the Company issued the Additional Warrant to Arosa to purchase 2,194,453 shares of Common Stock, subject to adjustment as described therein. Upon the issuance of the Additional Warrant, Arosa and the Company agreed to terminate and cancel the Closing Date Warrant. The shares of Common Stock underlying the Additional Warrant represented approximately 10.3% of the outstanding number of shares of Common Stock outstanding as of immediately following the consummation of the Business Combination on a fully diluted basis. As a result of the issuance of the warrant, which met the criteria for equity classification under applicable US GAAP, the Company recorded additional paid-in capital in the amount of $9.3 million which was the fair value of the warrants on the issuance date. As a result, the Company recognized a loss on initial issuance of warrants of $8.6 million and debt discount of $0.7 million. The debt discount is accreted over the term of the loan and netted against the loan principal. As of December 31, 2023, $0.3 million of principal net of loan discount is reported in loan payable on the consolidated balance sheet.

Debt Financings

In October, November, and December 2022, Spectaire entered into three convertible notes with shareholders to which the shareholders agreed to loan to Spectaire, in the aggregate, $437,499. In January 2023, Spectaire entered into four additional convertible notes for a face value of $500,000, $369,980, $100,000, and $50,000. In February 2023, Spectaire entered into two additional convertible notes for a face value of $500,000 and $75,000. In April 2023, Spectaire entered into an additional convertible note with a face value of $225,000. In August 2023, Spectaire entered into two additional convertible notes for a face value of $100,000 (All notes collectively the “Convertible Promissory Notes”).

The Convertible Promissory Notes bear interest at a rate of 6% per annum and subject to the conversion provisions, all principal and interest shall be due and payable on May 8, 2024. Effective upon the closing of a Qualified Financing (as defined below), all of the outstanding principal and interest under the Convertible Promissory Notes will automatically be converted into shares of the same class and series of capital stock of Spectaire issued to other investors in the Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to the lower of (i) the price per share of Qualified Financing Securities paid by the other investors in the Qualified Financing and (ii) the price per share that would have been paid by the investors in the Qualified Financing had the pre-money valuation of Spectaire been $17,900,000 (the “Valuation Cap”) (it being understood that, for purposes of clause (ii), the total number of securities of Spectaire outstanding shall be deemed to include all securities issuable upon the exercise or conversion of Spectaire Options or warrants then outstanding (including any securities reserved and available for future issuance under any equity incentive plan of Spectaire), but shall exclude any securities issuable upon conversion or cancellation of the Convertible Promissory Notes and any other indebtedness of Spectaire or similar instruments), in each case with any resulting fraction of a share rounded down to the nearest whole share. “Qualified Financing” means the first issuance or series of related issuances of capital stock by Spectaire after the date of the Convertible Promissory Note, with immediately available gross proceeds to Spectaire (excluding proceeds from this and any other indebtedness of Spectaire or similar instruments that convert into equity in such financing) of at least $2,500,000. Spectaire shall notify the holder in writing of the anticipated occurrence of a Qualified Financing at least five days prior to the closing date of the Qualified Financing. Each holder has agreed to execute and become party to all agreements that Spectaire reasonably requests in connection with such Qualified Financing.

Upon the closing of the Business Combination on October 19, 2023, all of the outstanding principal and interest under the Convertible Promissory Notes automatically converted into 1,460,638 shares of the common stock of the Company at a conversion price of $1.

In order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the PCCT’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. On October 17, 2023, PCCT amended the debt, extending the maturity date to 180 days following the consummation of the Business Combination unless converted at the close of the Business Combination. The Working Capital Loans were not converted at the close of the business combination and as of December 23, 2023, the outstanding amount of Working Capital Loans were $536,701 was recorded in convertible promissory notes - related party on the consolidated balance sheets.

Prior to the consummation of the Business Combination, on October 31, 2022, PCCT issued a convertible promissory note in the aggregate principal amount of up to $720,000 (the “Extension Loan”) to its sponsor. The Extension Loan was issued in connection with certain payments to be made by the sponsor into the PCCT trust account pursuant to PCCT’s amended and restated certificate of incorporation, to provide PCCT with an extension of the date by which it must consummate an initial business combination from November 1, 2022 to November 1, 2023 (the “Extension”). The contribution(s) and the Extension Loan do not bear interest. At the close of the Business Combination, there were insufficient funds in the PCCT trust to repay this loan and the Extension Loan was not converted at the close of the Business Combination. On April 10, 2023, PCCT amended the debt, increasing the aggregate principal amount of the extension loan up to $1,200,000. On October 17, 2023, PCCT amended the debt, extending the maturity date to one year following the consummation of the Business Combination unless converted at the close of the Business Combination. As the Extension Loan did not convert at the close of the Business Combination, the Company assumed the Extension Loan and as of December 31, 2023, $574,815 is outstanding and recorded in convertible notes payable - related party on the consolidated balance sheets.

On November 17, 2023, the Company entered into the Common Stock Purchase Agreement with Keystone whereby we have the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the lesser of (i) an aggregate of $20 million of newly issued shares of common stock and (ii) the Exchange Cap, on the terms and subject to the conditions set forth in the Common Stock Purchase Agreement. On November 17, 2023, the Company entered into a convertible note with an investor (the “Holder”) to the investor as settlement of the commitment fee related to the Common Stock Purchase Agreement, in the aggregate, $300,000 (the “New Convertible Promissory Notes”) which is recorded as capital raise expense in the consolidated statement of operations for the year ended December 31, 2023. The Convertible Promissory Notes bear interest at a rate of 5% per annum and subject to the conversion provisions, all principal and interest shall be due and payable on May 17, 2024. At the sole discretion of the Holder, the principal and accrued interest may be converted in part of whole into share of common stock of the company equivalent to the average dollar volume-weighted average price of a share of Common Stock during the five (5) trading day period ending on the trading day immediately prior to the date of the conversion notice (the “VWAP Price”). If the VWAP Price is less than $1.00, the VWAP Price shall be deemed to be $1.00. At December 31, 2023, $300,000 owing under this promissory note is included on the consolidated balance sheet at par.

Equity Financings

In October, November, and December 2022, prior to the merger with MicroMS, Spectaire raised approximately $455,000 from a Series Seed Preferred Stock.

Cash flows for the years ended December 31, 2023 and 2022

The following table summarizes Spectaire’s cash flows from operating, investing and financing activities for the years ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022
Net cash used in operating activities	(7,374,497)	(365,813)
Net cash (used in) provided by investing activities	(24,696)	42,190
Net cash provided by financing activities	7,723,303	60,000

Cash flows from operating activities

Net cash used in operating activities for the year ended December 31, 2023 was $(7,374,497), primarily related to Spectaire’s non-cash items such as change in value of earnout liabilities partially offset by share-based compensation, loss on initial issuance of warrants and non-cash interest expense as well as an increase in accounts payable.

Cash flows from investing activities

Net cash used in investing activities during the year ended December 31, 2023 was $(24,696), driven by the purchases of lab equipment. Net cash provided by investing activities during the year ended December 31, 2022 was $42,190, driven by cash acquired in the acquisition of MicroMS.

Cash flows from financing activities

Net cash provided by financing activities during the years ended December 31, 2023 was $7,723,303, consisting primarily of the proceeds received from the issuance of the Convertible Promissory Notes and common stock and entering into the Arosa Loan Agreement partially offset by disbursement from the issuance of note receivable.

Contractual Obligations and Commitments

AireCore™ Mass Spectrometer Program

On June 30, 2023, the Company entered into an agreement with a Contract Manufacturer in which the vendor will support the Company with a co-build of 5 AireCore™ Mass Spectrometers at the Company’s facilities followed by documentation and assembly of 50 AireCore™ Mass Spectrometers at the vendor’s facility. The co-build, documentation and assembly is estimated to cost $276,834. On December 14, 2023, the agreement was amended to build an additional 30 units at a cost of $122,743.

Off balance sheet arrangements

None

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of the Initial Public Offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-years.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Interest Rate Risk

The Company maintains its cash in checking and savings accounts. The Company held investment securities in mutual funds primarily in U.S. government securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and marketable securities. Bank deposits are held by accredited financial institutions and these deposits may at times be in excess of federally insured limits. The Company limits its credit risk associated with cash and cash equivalents by placing them with financial institutions that it believes are of high quality. The Company has not experienced any losses on its deposits of cash or cash equivalents. As of December 31, 2023 and December 31, 2022, our cash were maintained with one financial institution in the United States in checking and savings accounts.

Critical Accounting Policies and Significant Management Estimates

We prepare our financial statements in accordance with US GAAP for interim financial information, expressed in U.S. dollars. Accordingly, they do not include all information and footnotes required by US GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with US GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. References to GAAP issued by the FASB in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification. All significant intercompany balances and transactions have been eliminated in consolidation.

Preparation of consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could materially differ from these estimates. On an ongoing basis the Company evaluates its estimates including those relating to inventory valuation, fair values, income taxes, and contingent liabilities among others. The Company bases its estimates on assumptions both historical and forward looking that are believed to be reasonable, the results of which form the basis for making judgements about the carrying values of assets and liabilities.

In addition, management monitors the effects of the global macroeconomic environment, including increasing inflationary pressures; social and political issues; regulatory matters, geopolitical tensions; and global security issues. The Company is also mindful of inflationary pressures on its cost base and is monitoring the impact on customer preferences.

Fair Value Measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels:

●	Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.

●	Level 2: Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

●	Level 3: Inputs are unobservable for the asset or liability.

The carrying amounts of certain financial instruments, such as cash equivalents, marketable securities, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of debt instruments for which the Company has not elected fair value accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. All of the Company’s debt is carried on the consolidated balance sheet on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting.

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Share-Based Compensation

The Company accounts for share-based compensation arrangements granted to employees in accordance with ASC 718, “Compensation: Stock Compensation”, by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

Inventories

Inventories consist of finished stock of spectrometer units built by the Company and recorded at the lower of cost or net realizable value and work -in- progress units measured at cost. The Company regularly reviews inventory quantities and records a provision for excess and/or obsolete inventory which reduces the cost basis of the inventory. There was no inventory reserve as of December 31, 2023 and 2022.

Revenue Recognition

Product sales

The Company generates revenue through the sale of AireCore™ units directly to customers. The Company considers customer agreements and purchase orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the Company’s product, which occurs at shipment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products.

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record third-party logistics provider fees paid as an expense. The Company owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct the third-party logistics provider to return the Company’s inventories to any location specified by the Company. It is the Company’s responsibility to make any returns made by customers directly to logistic providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, fulfills the goods to the customer and can limit quantities or stop selling the goods at any time. Therefore, these fees such, mainly, shipping and handling expenses will be recorded within cost of goods sold as they are incurred and are not recorded as a reduction of revenue since.

Profit Sharing Agreement

The Company entered into an agreement with a customer pursuant to which the company will provide training and marketing support to the customer and receive a percentage of revenue received by the customer when the customer markets spectrometers. The Company evaluated variable considerations to determine if the company should estimate a reasonable amount of this revenue to be included in the transaction price. The Company determined that since customer controls all aspects of the transactions with their customers including pricing and timing of service, the expected outcome is highly uncertain and variable revenues cannot be reasonably estimated. Revenue under this agreement will be recognized when customer makes such confirmation and receipt of a determined amount of funds is highly certain.

Licensing agreement revenue

The Company enters into license agreements to strategic partners to sell and distribute AireCore™. For licenses of technology, recognition of revenue is dependent upon whether the Company has delivered rights to the technology, and whether there are future performance obligations under the contract. Revenue from non-refundable upfront payments is recognized when the license is transferred to the customer and the Company has no other performance obligations. Customers pay in advance for the licenses. Revenue is initially deferred and is recognized at the time the performance obligation is complete.

Research and Development costs

Costs related to preliminary research and development of internal use software are expensed as incurred as a component of operating expenses.

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

ASC740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including restricted stock awards, restricted stock units, convertible notes, warrants and earn-out shares, to the extent dilutive. For the year ended December 31, 2023, unvested restricted stock awards, restricted stock units,  and warrants were included in the calculation of dilutive earnings per share (“EPS”) using the treasury stock method; the convertible notes were included in the calculation of dilutive EPS using the if-converted method; and the earn-out shares would be included in the calculation of dilutive EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the earn-out period. There were no potential dilutive common stock equivalents for the year ended December 31, 2023. For the year ended December 31, 2022, all potentially dilutive securities were not included in the calculation of diluted net income (loss) per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

 See Note 3, “Summary of Significant Accounting Policies”, to Spectaire’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company maintains its cash in checking and savings accounts. The Company held investment securities in mutual funds primarily in U.S. government securities We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Concentration of Major Customers

As of December 31, 2023, Spectaire only had five anticipated customers in its initial pilot program, and Spectaire expects to depend upon a small number of customers for a substantial portion of its future revenue. Accordingly, a loss of any significant customer could have a material adverse effect on Spectaire’s financial condition and operating results. Spectaire cannot assure that (i) orders that may be completed, delayed, cancelled or reduced will be replaced with new business; (ii) the pilot customers will ultimately utilize Spectaire’s products and services; or (iii) the pilot customers will enter into additional contracts with Spectaire on acceptable terms or at all.

There can also be no assurance that Spectaire’s efforts to secure new customers and programs in Spectaire’s traditional or new markets, including through acquisitions, will succeed in reducing Spectaire’s customer concentration. Acquisitions are also subject to integration risk, and revenues and margins could be lower than Spectaire anticipates. Failure to secure business from existing or new customers in any of Spectaire’s end markets would adversely impact Spectaire’s operating results.

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and marketable securities. Bank deposits are held by accredited financial institutions and these deposits may at times be in excess of federally insured limits. The Company limits its credit risk associated with cash and cash equivalents by placing them with financial institutions that it believes are of high quality. The Company has not experienced any losses on its deposits of cash or cash equivalents. As of December 31, 2023, our cash was maintained with one financial institution in the United States in checking and savings accounts.

Foreign Currency Exchange Risk

Our operations include activities in the United States. In addition, we contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. While our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, there was no material impact on our results of operations for any periods presented herein.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and material costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, inflation due to, among other things, geopolitical and macroeconomic events, such as the ongoing military conflict between Ukraine and Russia and related sanctions, as of December 31, 2023, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than general impacts on companies due to general economic and market conditions.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, which pertains to internal controls over the recognition of share-based payment expense and income taxes. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex transactions. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended December 31, 2023, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with the exception of the ongoing implementation of our plan to remediate the material weakness described above.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies” and because we qualify as a “non-accelerated filer” (i.e., we do not qualify as either an “accelerated filer” or a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act).

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain information, as of March 27, 2024, concerning the persons who serve as our executive officers and directors.

Name	Age	Position
Executive Officers
Brian Semkiw	69	Chairman of the Board and Chief Executive Officer
Brian Hemond	42	Chief Technology Officer and Director
Leonardo Fernandes	39	Chief Financial Officer
Chris Grossman	48	Chief Commercial Officer
Rui Mendes	67	Chief Information Officer
Directors
Dr. Jörg Mosolf	67	Director
Scott Honour	56	Director
Frank Baldesarra	69	Director
Tao Tan	38	Director

Brian Semkiw has served as Chairman of the Board and Chief Executive Officer of Spectaire since the consummation of the Business Combination. Mr. Semkiw has served as Chairman of the board of directors and Chief Executive Officer of Spectaire since its formation in September 2022 and as the Chief Executive Officer of 3rdGP Financial LLC, which he founded with Mr. Mendes, since July 2018. Prior to founding 3rdGP Financial LLC, Mr. Semkiw served as Chief Executive Officer of Carta Solutions Holding Corp., which he co-founded, from 2007 through July 2018. Mr. Semkiw also previously served as Chief Executive Officer of Rand Worldwide, Inc., which he co-founded with Mr. Baldesarra. Mr. Semkiw earned a B.A.Sc. in engineering from the University of Toronto. We believe that Mr. Semkiw is qualified to serve on the Board due to, among other things, his deep knowledge of Spectaire and his extensive leadership, engineering and financial experience.

Dr. Brian Hemond has served as a member of the Board and Chief Technology Officer of Spectaire since the consummation of the Business Combination. Dr. Hemond has served as Chief Technology Officer of Spectaire since its formation in September 2022. Prior to joining Spectaire, Dr. Hemond served as Chief Executive Officer of microMS, which he co-founded, from 2011 until the consummation of Spectaire’s acquisition of microMS in December 2022. Dr. Hemond also served in multiple roles, including Chief Executive Officer and Chief Operating Officer, of Indigo Technologies, Inc., an original equipment manufacturer focused on the electric vehicle industry, from 2011 to 2020. Dr. Hemond holds a B.S. in electrical engineering, a Masters of Engineering in electrical engineering and a Ph.D. in mechanical engineering from MIT. We believe that Dr. Hemond is qualified to serve on the Board due to, among other things, his invention of the core technology underlying Spectaire’s business, deep knowledge of Spectaire and his extensive engineering, financial and leadership experience.

Leonardo Fernandes has served as Chief Financial Officer of Spectaire since the consummation of the Business Combination. Mr. Fernandes has served as Chief Financial Officer of Spectaire since January 2023. Prior to joining Spectaire, Mr. Fernandes served as Chief Operating Officer of Lorem LLC, which he co-founded, from March 2021 through January 2023. From September 2020 to March 2021, Mr. Fernandes served as Chief Operating Officer of Pronto Housing, Inc., which he co-founded. Mr. Fernandes served as Chief of Staff at Megalith Capital Management LLC from January 2018 through August 2019. Prior to joining Megalith Capital Management LLC, Mr. Fernandes served as Partner — Head of Cross-Border Investments at RBR Asset Management from 2016 through January 2018. Prior to 2016, Mr. Fernandes served as an associate at Equity International LLC and worked at BR Properties S.A., one of Brazil’s largest commercial real estate investment companies, as a financial analyst and an investor relations manager. Mr. Fernandes has a B.A. in economics and a B.A. in business administration and management from Michigan State University and an MBA from Northwestern University — Kellogg School of Management.

Chris Grossman has served as Chief Commercial Officer of Spectaire since the consummation of the Business Combination. Mr. Grossman has served as Chief Commercial Officer of Spectaire since its formation in September 2022. Prior to joining Spectaire, Mr. Grossman served as President of Quantum Fleet Technology America’s Ltd. From November 2018 through August 2022. From 2013 through October 2018, Mr. Grossman served as Chief Executive Officer of Zovy LLC. Prior to joining Zovy, Mr. Grossman served in multiple roles, including Vice President of Engineering, at Rand Worldwide, Inc. Mr. Grossman holds a Bachelor of Science in mechanical engineering from Rensselaer Polytechnic Institute.

Rui Mendes has served as Chief Information Officer of Spectaire since the consummation of the Business Combination. Mr. Mendes has served as Chief Information Officer of Spectaire since July 2022, as Chief Technology Officer of 3rdGP Financial LLC, which he co-founded with Mr. Semkiw, since July 2018 and as Chief Executive Officer of LVI Holdings LTD since 2008. Mr. Mendes previously served as Chief Technology Officer of Carta Solutions Holding Corp from 2006 through June 2018. Mr. Mendes also previously served as Chief Executive Officer of NOVAData Information Systems Inc. and as Chief Technology Officer of Geodata. Mr. Mendes earned a BSC Computer Science in information systems and operations research from the University of South Africa.

Dr. Jörg Mosolf has served as a member of our Board since the consummation of the Business Combination. Dr. Mosolf has served as Chairman of the Board of Directors and Chief Executive Officer of Mosolf SE & Co. KG since 2002. Dr. Mosolf holds an MBA from the University of St. Gallen and a Doctorate degree from the University of Prague. Dr. Mosolf is also the President and a member of the executive board of the German Transport Forum. We believe that Dr. Mosolf is qualified to serve on the Board due to, among other things, his extensive leadership and director experience.

Scott Honour has served as a member of our Board since November 28, 2023. Prior to the consummation of the Business Combination, Scott served as the Chairman of PCCT’s board of directors. Mr. Honour has over 30 years of private equity investment experience and has been involved in over 100 transactions totaling over $20 billion in transaction value. Mr. Honour is the Managing Partner of NPG, a private equity firm, which he co-founded in 2012. He also serves as Chairman of EVO and served as Chairman of SOAC, the first ESG focused SPAC. Prior to that, Mr. Honour was at The Gores Group, a Los Angeles-based private equity firm, for 10 years, serving as Senior Managing Director and as one of the firm’s top executives. Mr. Honour also served on the investment committee for The Gores Group. During his time at The Gores Group, the firm raised four funds, totaling $4 billion in aggregate, and made over 35 investments. Prior to joining The Gores Group, Mr. Honour was a Managing Director at UBS Investment Bank from 2000 to 2002 and was an investment banker at Donaldson, Lufkin & Jenrette from 1991 to 2000. Mr. Honour began his career at Trammell Crow Company in 1988. Mr. Honour has served on the board of directors of numerous public and private companies, including Anthem Sports & Entertainment Inc., 1st Choice Delivery, United Language Group, Renters Warehouse, Real Dolmen (REM:BB) and Westwood One, Inc. (formerly Nasdaq: WWON), and is a co-founder of Titan CNG LLC and YapStone Inc. Mr. Honour earned a B.S. and B.A., cum laude, in Business Administration and Economics from Pepperdine University and an M.B.A. in Finance and Marketing from the Wharton School of the University of Pennsylvania. We believe that Mr. Honour is qualified to serve on the Board due to, among other things, his extensive leadership and corporate experience.

Frank Baldesarra has served as a member of our Board since the consummation of the Business Combination. Mr. Baldesarra has served as the Chief Executive Officer at ENGINEERING.com Incorporated, which he co-founded, since 2001. Prior to co-founding ENGINEERING.com Incorporated, Mr. Baldesarra served in multiple roles at other organizations, including Executive Chairman of Cadsoft Corporation, President and Chief Operating Officer at Rand Worldwide, Inc., which he co-founded with Mr. Semkiw, and President at Rand Investments, which he co-founded. Mr. Baldesarra has served as a member of the board of directors of ENGINEERING.com Incorporated since 2001 and Eberspaecher Venture Inc. since May 2010. Mr. Baldesarra holds a B.A.Sc. in civil engineering from the University of Toronto. We believe that Mr. Baldesarra is qualified to serve on the Board due to, among other things, his extensive leadership, engineering and technology industry experience.

Tao Tan has served as a member of our Board since the consummation of the Business Combination. Prior to the consummation of the Business Combination, Mr. Tan served as Co-President of PCCT. Mr. Tan has nearly 15 years of experience across finance, strategy and business transformation. Prior to joining Perception, Mr. Tan was an officer and a senior advisor to multiple investing and operating entities. Until 2020, Mr. Tan was an Associate Partner at McKinsey & Company’s New York office. At McKinsey, Mr. Tan led teams across the firm’s transformation and private equity & principal investor practices, where he drove comprehensive performance transformation and turnaround programs for companies with revenues ranging from $200 million to $25 billion across multiple industries and continents. Most recently, Mr. Tan helped found, launch and lead McKinsey’s SPAC service line, and served in a leadership role in McKinsey’s COVID-19 client response team. Prior to McKinsey, Mr. Tan was a Senior Associate at Rose Tech Ventures, where he led the firm’s first-round investment in JUMP Bikes, which was subsequently sold to Uber in 2018. Prior to Rose Tech Ventures, Mr. Tan served in investment banking and capital markets roles at Bank of America Merrill Lynch and Lehman Brothers. Mr. Tan is a member of the Council on Foreign Relations and of the Economic Club of New York. Mr. Tan received his B.A. and his M.B.A, both with honors, from Columbia University in the City of New York, where he was an Erwin Wolfson Scholar and a Toigo Foundation Fellow. We believe that Mr. Tan is qualified to serve on the Board and as audit committee chair due to, among other things, his financial expertise and his leadership and investing experience.

Corporate Governance

We structure our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of this corporate governance include:

●	we have independent director representation on our audit, compensation and nominating and corporate governance committees, and our independent directors meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;

●	at least one of our directors qualifies as an “audit committee financial expert” as defined by the SEC; and

●	we have begun to and will continue to implement a range of other corporate governance best practices, including implementing a robust director education program.

Independence of the Board of Directors

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Dr. Jörg Mosolf, Frank Baldesarra, Scott Honour and Tao Tan are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Composition of the Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors is staggered in three classes, with two directors in Class I (Tao Tan and Brian Hemond), two directors in Class II (Scott Honour and Brian Semkiw), and two directors in Class III (Jörg Mosolf and Frank Baldesarra).

Board Committees

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. We have a standing audit committee, compensation committee and nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee

Our audit committee is responsible for, among other things:

●	helping our board of directors oversee corporate accounting and financial reporting processes;

●	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;

●	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing related person transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law; and

●	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Our audit committee consists of Tao Tan and Frank Baldesarra, with Mr. Tan serving as chairperson. Rule 10A-3 of the Exchange Act and Nasdaq rules require that our audit committee must be composed entirely of independent members. Our board of directors has affirmatively determined that Tao Tan and Frank Baldesarra each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. Each member of our audit committee also meets the financial literacy requirements of Nasdaq listing standards. Our board of directors adopted a written charter for the audit committee, which is available on our corporate website at www.spectaire.com. The information on any of our websites is deemed not to be incorporated in this Annual Report on Form 10-K (the “Annual Report”) or to be part of this Annual Report.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and approving the compensation of the chief executive officer, other executive officers and senior management;

●	reviewing and recommending to our board of directors the compensation of directors;

●	administering the incentive award plans and other benefit programs;

●	reviewing, adopting, amending, and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for the executive officers and other senior management; and

●	reviewing and establishing general policies relating to compensation and benefits of the employees, including the overall compensation philosophy.

Our compensation committee consists of Frank Baldesarra, who serves as chairperson. Our board of directors has affirmatively determined that Frank Baldesarra meets the definition of “independent director” for purposes of serving on the compensation committee under Nasdaq rules, and is a “non-employee director” as defined in Rule 16b-3 of the Exchange Act. Our board of directors adopted a written charter for the compensation committee, which is available on our corporate website at www.spectaire.com. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other things:

●	identifying and evaluating candidates, including the nomination of incumbent directors for re-election and nominees recommended by stockholders, to serve on our board of directors;

●	considering and making recommendations to our board of directors regarding the composition and chairmanship of the committees of our board of directors;

●	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters, including in relation to corporate social responsibility; and

●	overseeing periodic evaluations of the performance of our board of directors, including its individual directors and committees.

Our nominating and corporate governance committee consists of Dr. Jörg Mosolf who serves as chair. Our board of directors has affirmatively determined that Dr. Jörg Mosolf meets the definition of “independent director” under Nasdaq rules. Our board of directors adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at www.spectaire.com. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Risk Oversight

One of the key functions of the Board is informed oversight of Spectaire’s risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure, and Spectaire’s audit committee has the responsibility to consider and discuss Spectaire’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Spectaire’s compensation committee also assesses and monitors whether Spectaire’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Code of Conduct

We adopted a written code of ethics that applies to our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our corporate website at www.spectaire.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Item 11. Executive Compensation

Overview

This section discusses the material components of the executive compensation program for Spectaire’s executive officers who are named in the “Summary Compensation Table” below. In 2023, Spectaire’s “named executive officers” and their positions were as follows:

●	Brian Semkiw, Chief Executive Officer;

●	Brian Hemond, Chief Technology Officer; and

●	Christopher Grossman, Chief Commercial Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of Spectaire’s named executive officers for the fiscal years ended December 31, 2022 and December 31, 2023.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(2)	Stock Award ($)(3)	All Other Compensation ($)(4)	Total ($)
Brian Semkiw	2023	255,147	658,000	2,830,500	-	3,743,647
Chief Executive Officer	2022	102,000	-	10,500,000	-	10,602,000
Brian Hemond	2023	209,769	149,500	2,830,500	7,257	3,197,026
Chief Technology Officer	2022	186,875	-	300,000	-	486,875
Christopher Grossman	2023	243,420	34,500	2,201,500	5,257	2,484,677
Chief Commercial Officer

(1)	Mr. Semkiw was employed by, and received compensation for services to Spectaire through, Corsario Ltd. during 2023. Mr. Grossman was employed by, and received compensation for services to Spectaire through, Corsario Ltd. through June 28, 2023, at which time he became employed by and began receiving compensation from Spectaire. For additional information about Spectaire’s arrangement with Corsario Ltd., please see the section entitled “Certain Relationships and Related Party Transactions - Spectaire” below.
(2)	Amounts represent (i) cash transaction bonuses paid to each of Spectaire’s named executive officers during 2023, and (ii) cash bonuses paid to Messrs. Semkiw and Hemond in connection with Spectaire’s 2023 Financings (as defined below). See “Narrative to Summary Compensation Table - Cash Incentive Compensation” for additional information.
(3)	Amounts reflect the full grant-date fair value of restricted stock units issued during 2023 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. Assumptions used to calculate the value of such awards are included in Note 10 to the consolidated financial statements included in this prospectus or will be included in the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023.
(4)	The amounts in this column reflect employer matching contributions under Spectaire’s 401(k) plan.

Narrative Disclosure to Summary Compensation Table

2023 Salaries

The named executive officers receive a base salary to compensate them for services rendered to Spectaire. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. During 2023, Spectaire’s named executive officers’ annual base salaries increased as follows: (i) Mr. Semkiw’s base salary was increased by $48,000 in May 2023 in connection with Spectaire’s 2023 Financings; (ii) Mr. Hemond’s base salary was increased by $57,000 in May 2023 in connection with Spectaire’s 2023 Financings; and (iii) Mr. Grossman’s base salary was increased by $72,000 in July 2023 after Spectaire’s 2023 Financings and Mr. Grossman’s commencement of employment with Spectaire (and cessation of employment with Corsario Ltd.). The table below sets forth the annual base salaries of our named executive officers during 2023, both before and after the foregoing increases. The Summary Compensation Table above shows the actual base salaries paid to each named executive officer in fiscal year 2023.

Named Executive Officer	2023 Pre-Increase Base Salary ($)	2023 Post-Increase Base Salary ($)
Brian Semkiw	204,000	252,000
Brian Hemond	195,000	252,000
Christopher Grossman	180,000	252,000

Cash Incentive Compensation

Transaction Bonuses

During 2023, each of the named executive officers received cash bonuses in connection with the closing of the Business Combination. Mr. Semkiw’s bonus was paid in two tranches, on each of October 24, 2023 and November 29, 2023, and Messrs. Hemond’s and Grossman’s bonuses were paid in full on October 24, 2023. The aggregate transaction bonuses paid to each of Messrs. Semkiw, Hemond and Grossman were $143,000, $84,500 and $34,500, respectively.

Financing Bonuses

Additionally, during 2023, each of Messrs. Semkiw and Hemond received cash bonuses in connection with Spectaire’s receipt of proceeds from the issuance of debt or equity securities of Spectaire (“2023 Financings”). The aggregate amount of such bonuses paid to Messrs. Semkiw and Hemond were $515,000 and $65,000, respectively, and the bonuses were paid in three tranches on each of February 23, 2023, April 2, 2023 and April 17, 2023.

Equity Compensation

On March 21, 2023, pursuant to Spectaire’s 2022 Equity Incentive Plan (as amended, the “2022 Plan”), we granted two awards of restricted stock units covering, in the aggregate, 195,190 shares of our common stock to Mr. Semkiw, two awards of restricted stock units covering, in the aggregate, 195,190 of shares of our common stock to Mr. Hemond, and one award of restricted stock units covering 151,814 shares of our common stock to Mr. Grossman. The awards granted to each of the named executive officers are subject to both a service-based vesting condition and a liquidity-based vesting condition, as further described below.

With respect to one of the awards granted to each of Messrs. Semkiw and Hemond, the service-based vesting condition is satisfied as to 1/8th of the restricted stock units subject thereto on each quarterly anniversary of the vesting commencement date, subject to the applicable executive’s continued service through the applicable service-vesting date. The liquidity-based vesting condition was satisfied upon the closing of the Business Combination.

With respect to the second award granted to each of Messrs. Semkiw and Hemond and the award granted to Mr. Grossman, the service-based vesting condition is satisfied as to 1/12th of the restricted stock units subject thereto on each quarterly anniversary of the vesting commencement date, subject to the applicable executive’s continued service through the applicable service-vesting date. The liquidity-based vesting condition was satisfied upon the closing of the Business Combination.

The following table sets forth the restricted stock units issued to Spectaire’s named executive officers in the 2023 fiscal year.

Named Executive Officer	2023 Restricted Stock Units (#)
Brian Semkiw	195,190
Brian Hemond	195,190
Christopher Grossman	151,814

In connection with the Business Combination, Spectaire adopted a 2023 Incentive Award Plan (the “Spectaire Equity Incentive Plan,” in order to facilitate the grant of cash and equity incentives to directors, employees (including named executive officers) and consultants of Spectaire and certain of its affiliates and to enable Spectaire and certain of its affiliates to obtain and retain services of these individuals, which is essential to its long-term success. No further awards have been or will be granted under the 2022 Plan following the effectiveness of the Spectaire Equity Incentive Plan.

Other Elements of Compensation

Retirement Plans

Spectaire currently maintains a 401(k) retirement savings plan for its employees who satisfy certain eligibility requirements, including all of Spectaire’s named executive officers, who are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Spectaire believes that providing a vehicle for tax-deferred retirement savings through its 401(k) plan adds to the overall desirability of its executive compensation package and further incentivizes its employees and its named executive officers, in accordance with its compensation policies.

Employee Benefits and Perquisites

All of Spectaire’s full-time employees, including its named executive officers, are eligible to participate in our health and welfare plans, including medical and dental insurance programs.

Spectaire believes these benefits are appropriate and provide a competitive compensation package to Spectaire’s named executive officers. We do not currently, and we did not during 2023, provide perquisites to any of our named executive officers.

No Tax Gross-Ups

Spectaire does not make gross-up payments to cover its named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by Spectaire.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of Spectaire common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023.

			Stock Awards
Named Executive Officer	Grant Date	Vesting Start Date	Number of Shares or Units of Stock that have Not Vested (#)	Market Value of Shares or Units of Stock that have Not Vested ($)(1)
Brian Semkiw	10/6/2022	10/6/2021(2)	759,071	1,252,467
	3/21/2023	3/1/2023(3)	39,761	65,606
	3/21/2023	3/1/2023(4)	139,163	229,619
Brian Hemond	10/6/2022	10/6/2021(2)	21,688	35,785
	3/21/2023	3/1/2023(3)	39,761	65,606
	3/21/2023	3/1/2023(4)	139,163	229,619
Christopher Grossman	3/21/2023	3/1/2023(4)	139,163	229,619

(1)	Amount calculated based on the fair market value of Common Stock as of December 31, 2023, which was $1.65.

(2)	Represents an award of restricted common stock that vests with respect to 25% of the underlying shares on the first anniversary of the vesting start date, and with respect to 1/48th of the underlying shares on each monthly anniversary of the applicable vesting start date thereafter, subject to the applicable executive’s continued service through the applicable vesting date. If Spectaire undergoes a change in control and the executive’s service is terminated by Spectaire or a successor entity without cause or the executive resigns for good reason, in either case, within 60 days prior to or 12 months following such change in control, then the restricted stock award will vest in full upon such termination of service.

(3)	Represents restricted stock units subject to both a service-based vesting condition and a liquidity-based vesting condition. The service-based vesting condition is satisfied as to 1/8th of the restricted stock units subject thereto on each quarterly anniversary of the vesting commencement date, subject to the applicable executive’s continued service through the applicable service-vesting date. The liquidity-based vesting condition was satisfied upon the closing of the Business Combination.

(4)	Represents restricted stock units subject to both a service-based vesting condition and a liquidity-based vesting condition. The service-based vesting condition is satisfied as to 1/12th of the restricted stock units subject thereto on each quarterly anniversary of the vesting commencement date, subject to the applicable executive’s continued service through the applicable service-vesting date. The liquidity-based vesting condition was satisfied upon the closing of the Business Combination.

Director Compensation

Spectaire does not maintain, and has not historically maintained, a formal non-employee director compensation program. However, during 2023, Spectaire granted an award of restricted stock units covering 43,375 shares of our common stock to each of Messrs. Hunter and Mosolf pursuant to the 2022 Plan. Messrs. Hunter’s and Mosolf’s awards are subject to both a service-based vesting condition and a liquidity-based vesting condition. The service-based vesting condition is satisfied as to 1/8th of the restricted stock units subject thereto on each quarterly anniversary of the vesting commencement date, subject to the applicable director’s continued service through the applicable service-vesting date. The liquidity-based vesting condition was satisfied upon the closing of the Business Combination.

In addition, during 2023, Mr. Hunter received a cash bonus in an amount equal to $220,000 in connection with Spectaire’s 2023 Financings.

Messrs. Semkiw and Hemond do not receive additional compensation for their services as a directors, and the compensation provided to them as officers is set forth in the Summary Compensation Table above.

2023 Director Compensation Table

The following table sets forth information concerning the compensation of Spectaire’s non-employee directors for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Ian Hunter(3)	-	629,000	220,000	849,000
Joerg Mosolf	-	629,000	-	629,000
Frank Baldesarra	-	-	-	-
Scott Honour	-	-	-	-
Jim Sheridan(4)	-	-	-	-
Tao Tan	-	-	-	-

(1)	Amounts reflect the full grant-date fair value of the restricted stock units issued to Messrs. Hunter and Mosolf during 2023 computed in accordance with ASC Topic 718. Spectaire provides information regarding the assumptions used to calculate the value of such awards in Note 10 to the consolidated financial statements included in this prospectus or will be included in the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023. As of December 31, 2023, Mr. Hunter held 21,688 restricted shares of our common stock and unvested restricted stock units covering 39,761 shares of our common stock, and Mr. Mosolf held unvested restricted stock units covering 39,761 shares of our common stock. No other options or stock awards were held by Spectaire’s non-employee directors as of December 31, 2023.

(2)	Amount represents a cash bonus related to Spectaire’s 2023 Financings.

(3)	Mr. Hunter ceased to serve as a non-employee director on March 24, 2023.

(4)	Mr. Sheridan commenced service as a non-employee director on October 19, 2023.

Going forward, Spectaire intends to approve and implement a compensation program for its non-employee directors; however, the terms and conditions of such program have not yet been determined.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our Common Stock immediately following the consummation of the Transactions by:

●	each person who is the beneficial owner of more than 5% of the outstanding shares of our Common Stock;

●	each of our named executive officers and directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise noted, the address of each beneficial owner is c/o Spectaire Holdings, Inc., 19 Coolidge Hill Rd, Watertown, MA 02472.

The beneficial ownership of our Common Stock is based on 15,344,864 shares of Common Stock issued and outstanding immediately following consummation of the Transactions, including the redemption of Class A Ordinary Shares as described above and the consummation of the PIPE Investment.

Name of Beneficial Owners(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
Perception Capital Partners II LLC(2)	15,800,000	62.20%
Directors and Named Executive Officers:
Tao Tan	—	—
Brian Semkiw	775,337	5.10%
Brian Hemond	1,469,344	9.60%
Dr. Jörg Mosolf(3)	1,865,676	12.20%
Scott Honour	15,800,000	62.20%
Frank Baldesarra	21,180	*
Leonardo Fernandes	—	—
Chris Grossman	12,651	*
Rui Mendes	594,606	3.90%
Directors and executive officers as a group (6 individuals)	4,726,651	30.80%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 19 Coolidge Hill Rd, Watertown, MA 02472.

(2)	Include 10,050,000 shares of Common Stock issuable upon the exercise of the Private Placement Warrants. Perception Capital Partners II LLC, the Sponsor, is the record holder of the shares of Common Stock reported herein. Sponsor is managed by Perception Capital Partners LLC, which is controlled by Northern Pacific Group, L.P. Scott Honour and Marcy Haymaker control Northern Pacific Group, L.P. As a result, Scott Honour and Marcy Haymaker may be deemed to beneficially own shares held by Sponsor by virtue of their indirect shared control over Sponsor.

(3)	1,812,062 of the shares of Common Stock beneficially owned by Dr. Jörg Mosolf are held indirectly through MlabCapital GmbH.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with directors and executive officers described under “Executive Compensation” and “Management”, the following is a description of each transaction since January 1, 2023 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds or will exceed $120,000; and

●	any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

The following table provides information as of December 31, 2023 with respect to shares of Spectaire common stock that may be issued under our Spectaire Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	998,000	N/A	5,739,096
Equity compensation plans not approved by shareholders
Total	998,000	N/A	5,739,096

Procedures with Respect to Review and Approval of Related Person Transactions

Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception of such conflicts of interest). We have adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq. Under the policy, our finance team is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our Chief Financial Officer determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Financial Officer will be required to present to the audit committee all relevant facts and circumstances relating to the related person transaction. The audit committee will be required to review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of the our code of business conduct and ethics, and either approve or disapprove the related person transaction. If advance audit committee approval of a related person transaction requiring the audit committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the audit committee, subject to ratification of the transaction by the audit committee at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction, then, upon such recognition, the transaction will be presented to the audit committee for ratification at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the audit committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then-current related person transactions. No director will be permitted to participate in approval of a related person transaction for which he or she is a related person.

Joint Venture

On December 22, 2023, the Company entered into a joint venture agreement (the “Joint Venture”) with MLab Capital GmbH (“MLab”) and Spectaire Europe GmbH (“JVC”), a wholly owned subsidiary of MLab and an affiliate of a director of the Company. Under the Joint Venture, JVC is responsible for the marketing, sale and manufacture of the Company’s AirCore technology in Europe, the Middle East and South America. In accordance with the Joint Venture, the Company will consequently grant JVC an exclusive, non-sublicensable license to conduct such activities upon closing. In consideration for the rights granted by the Company to JVC, JVC agreed to pay to the Company an amount of $1.5 million. Pursuant to the Joint Venture’s payment schedule, JVC has paid the Company $500,000 as of December 31, 2023, which has been recorded as deferred revenue on the consolidated balance sheet. The remaining $1.0 million in payments to the Company are contingent upon a third party’s approval of the AirCore technology’s effectiveness and the delivery of units specified thereunder. The Joint Venture did not commence operations as of December 31, 2023 and any financial accounts are not material to the consolidated financial statements.

Director and Officer Indemnification

Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL. In addition, our certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL.

There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Registration Rights Agreement

In connection with the Business Combination, PCCT, PCCT’s sponsor (the “Sponsor”), certain of PCCT’s directors and officers and of the Requisite Spectaire Stockholders entered into an Amended and Restated Registration Rights Agreement, pursuant to which the Company agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Common Stock and other equity securities of the Company that are held by the parties thereto from time to time.

PIPE Investment

On October 11, 2023, the Company entered into the PIPE Subscription Agreement with the PIPE Investor, pursuant to which the PIPE Investor agreed to subscribe for newly-issued shares of Common Stock with an aggregate purchase price of $3,500,000. On October 19, 2023, concurrently with the closing of the Business Combination, the PIPE Investor closed on the purchase of 50,000 PIPE Shares at a price of $10.00 per share, for an aggregate purchase price of $500,000. These securities were issued pursuant to Section 4(a)(2) of the Securities Act.

Lock-Up Agreements

In connection with the Business Combination, PCCT entered into lock-up agreements with (i) the Sponsor, (ii) certain of PCCT’s directors and officers and (iii) and certain Spectaire stockholders, restricting the transfer of Common Stock, Private Placement Warrants and any shares of Common Stock underlying the Private Placement Warrants from and after the closing of the Business Combination. The restrictions under the lock-up agreements (1) with respect to the Common Stock, began at the closing of the Business Combination and end on (a) in the case of the Sponsor and certain of PCCT’s directors and officers, the date that is 365 days after the closing of the Business Combination, or upon the price of Common Stock reaching $12.00 for any 20 trading days within a 30-trading day period commencing at least 150 days after the closing of the Business Combination, and (b) in the case of the Spectaire stockholders party thereto, the date that is 180 days after the closing of the Business Combination, and (2) with respect to the Private Placement Warrants and any shares of Common Stock underlying the Private Placement Warrants, the date that is 30 days after the closing of the Business Combination.

Arosa Loan Agreement

On March 31, 2023, Spectaire, as borrower, entered into the Arosa Loan Agreement with Arosa, as lender, providing for a term loan in a principal amount not to exceed $6.5 million, comprised of (i) $5,000,000 in cash of which (a) $2.0 million was funded to a deposit account of Spectaire and (b) the Arosa Escrow Funds was funded into an escrow account (the “Arosa Escrow Account”) pursuant to an escrow agreement, dated as of March 31, 2023, by and between Spectaire and Wilmington Savings Fund Society, FSB, and (ii) Arosa caused its affiliate to transfer the Arosa Founder Units to Spectaire. Upon receipt of the Arosa Founder Units, Spectaire distributed the Arosa Founder Units to Spectaire’s shareholders (other than Arosa and its affiliates) on a pro rata basis. Release of the Arosa Escrow Funds from the Arosa Escrow Account is subject to the satisfaction or waiver of customary conditions, including certification that all representations and warranties contained in the Arosa Loan Agreement and related documents are true and correct in all material respects.

The Arosa Loan matured on March 27, 2024 (the “Arosa Maturity Date”). The outstanding principal amount and the Final Payment Amount are not paid in full as of the Arosa Maturity Date, and therefore the unpaid balance will accrue interest at a rate of 20.0% per annum. During the continuance of an event of default under the Arosa Loan Agreement, all outstanding obligations under the Arosa Loan Agreement will bear interest at a rate per annum that is 5.0% greater than the rate that would otherwise be applicable under the Arosa Loan Agreement. All interest under the Arosa Loan Agreement will be computed on the basis of a 360-day year for the actual number of days elapsed. As of the date these consolidated financial statements are issued, no payments on the outstanding principal or interest amounts of the Arosa Loan have been made to Arosa. Arosa has not exercised any rights or remedies based on the Company’s default under the Loan Agreement. Arosa and the Company are working to reach a resolution including a possible extension.

Spectaire may prepay all, but not less than all, of the outstanding balance of the Arosa Loan at any time upon three days’ prior written notice to Arosa. Spectaire will be required to repay the outstanding principal amount of the Arosa Loan, plus the Final Payment Amount and all other sums, if any, that have become due and payable under the Arosa Loan Agreement, upon the occurrence of an event of default under the Arosa Loan Agreement, the closing of the Merger or the occurrence of a Change of Control (as defined in the Arosa Loan Agreement). In addition, upon the receipt by Spectaire or any of its subsidiaries of proceeds from an asset sale, Spectaire will be required to repay all or a portion of the outstanding principal amount of the Arosa Loan equal to the amount of the proceeds received from such asset sale.

Pursuant to the Arosa Loan Agreement, Spectaire paid to Arosa all expenses incurred by Arosa through and after March 31, 2023 relating to the Arosa Loan, provided that Spectaire will not be required to pay any fees of counsel to Arosa incurred on or prior to March 27, 2023 in excess of $200,000.

While the Arosa Loan remains outstanding, Arosa will, subject to certain limitations, have the right to participate in any capital raise by Spectaire or any of its subsidiaries consummated on or prior to the Arosa Maturity Date.

The Arosa Loan Agreement includes customary representations, warranties and covenants of the parties for loans of this type. The Arosa Loan Agreement also contains customary events of default, including, among others, non-payment of principal or interest by Spectaire, violations of covenants by Spectaire, Spectaire’s insolvency, material judgments against Spectaire, the occurrence of any material adverse change with respect to Spectaire, breaches by any party to that certain Exclusive Patent License Agreement, dated as of September 1, 2018, by and between Spectaire and MIT or the failure of Spectaire to issue the Arosa Warrants.

Spectaire, its subsidiaries and Arosa also entered into a Guarantee and Collateral Agreement providing that Spectaire’s obligations to Arosa are secured by substantially all of Spectaire’s assets and all of Spectaire’s shareholders entered into a pledge agreement with Arosa pursuant to which such shareholders pledged all of their equity interests in Spectaire to Arosa as collateral under the Arosa Loan.

On March 31, 2023, in accordance with the terms of the Arosa Loan Agreement, Spectaire agreed to issue to Arosa a warrant to purchase a number of shares of Spectaire Common Stock representing 10.0% of the outstanding number of shares of Spectaire Common Stock on a fully diluted basis as of March 31, 2023 at an exercise price of $0.01 per share, subject to adjustment as described in the Arosa Loan Agreement (the “Closing Date Warrant”). Pursuant to the Arosa Loan Agreement, upon the closing of the Business Combination, the Company issued the Additional Warrant to Arosa, at which time Arosa agreed to cancel and forfeit the Closing Date Warrant.

MIT License Agreement

Spectaire is party to that certain Exclusive Patent License Agreement, dated as of September 1, 2018, by and between MIT and microMS, as modified by that certain Common Stock Issuance Agreement, dated as of January 10, 2023, by and between MIT and Spectaire (the “MIT License Agreement”). Pursuant to the terms of the MIT License Agreement, MIT grants an exclusive license to Spectaire to incorporate certain intellectual property into its products, and Spectaire agreed to issue shares of Spectaire common stock to MIT upon the occurrence of certain triggering events. Spectaire satisfied all obligations to issue shares of Spectaire common stock to MIT pursuant to the MIT License Agreement prior to the consummation of the Business Combination.

Corsario Agreement

Spectaire is party to that certain Contract for Services, dated as of August 1, 2022 (the “Corsario Agreement”), by and between Spectaire and Corsario Ltd., a Limited corporation with offices in Mississauga Ontario that is wholly owned by Brian Semkiw (“Corsario”), pursuant to which Spectaire engaged Corsario as a contractor for certain administrative and other services. Pursuant to the Corsario Agreement, Corsario’s employees, including Brian Semkiw, Rui Mendes and Chris Grossman, provide any and all services required by Spectaire on a full-time basis in exchange for the payment by Spectaire of a monthly rate, plus certain housing and technology expenses, totaling, in the aggregate, approximately $122,500 per month. The Corsario Agreement will continue on a month-by-month basis until terminated by Spectaire. Under the terms of the Corsario Agreement, any intellectual property developed by Corsario or its employees during the term of the Corsario Agreement will be the exclusive property of Spectaire.

Item 14. Principal Accountant Fees and Services.

The Audit Committee appointed UHY LLP as our independent registered public accounting firm for the fiscal year 2023.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, UHY LLP, and fees paid to UHY LLP for services in the fee categories indicated below for fiscal years 2023 and 2022. The Audit Committee has considered the scope and fee arrangements for all services provided by UHY LLP, taking into account whether the provision of non-audit services is compatible with maintaining UHY LLP’s independence, and has pre-approved the services described below (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Audit Fees(1)	$940	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$940	$-

(1)	Audit fees consist of the aggregate fees for professional services rendered for the audit of our consolidated financial statements, quarterly review of interim consolidated financial statements and consents and comfort letters related to registration payments and review of documents filed with the SEC.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has determined that all services performed by UHY LLP are compatible with maintaining the independence of UHY LLP. The Audit Committee’s policy on approval of services performed by the independent registered public accounting firm is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm during the fiscal year. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the firm’s independence.

PART IV

Item 15. Exhibit and Consolidated Financial Statement Schedules.

a)	We have filed the following documents as part of this Annual Report:

1.	Consolidated Financial Statements

The financial statements are included in Item 8. “Consolidated Financial Statements and Supplementary Data.”

2.	Consolidated Financial Statement Schedules

All schedules are omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

3.	Exhibits

The following is a list of exhibits filed with this Annual Report incorporated herein by reference (numbered in accordance with Item 601 of Regulation S-K):

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following is a list of exhibits filed with this Annual Report incorporated herein by reference (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
1.1	Underwriting Agreement, dated as of October 27, 2021, by and among the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).
1.2	Second Underwriting Agreement Amendment, dated October 16, 2023, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
1.3	Third Underwriting Agreement Amendment, dated October 18, 2023, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
2.1#	Agreement and Plan of Merger, dated as of January 16, 2023, by and among PCCT, Merger Sub and Spectaire Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed on September 27, 2023).
3.1	Certificate of Incorporation of Spectaire Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
3.2	Bylaws of Spectaire Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 19, 2023).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on September 27, 2023).
4.2	Warrant Agreement, dated October 27, 2021, between PCCT and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the SEC on September 27, 2023).
10.1	PIPE Subscription Agreement, dated October 11, 2023, by and between PCCT and the PIPE Investor. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023).
10.2	Warrant to Purchase Common Stock, dated as of October 19, 2023, issued by the Company to Arosa. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2023).
10.3	Amended and Restated Registration Rights Agreement, dated as of October 19, 2023, by and among the Company, the Sponsor, certain affiliates of the Sponsor and certain equityholders of Spectaire named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2023).
10.4	Lock-Up Agreement, dated as of October 19, 2023, by and among the Company, the Sponsor and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2023).
10.5	Lock-Up Agreement, dated as of October 19, 2023, by and among the Company and certain equityholders of Spectaire named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2023).
10.6	Forward Purchase Agreement Amendment, dated October 18, 2023, by and between Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
10.7	Forward Purchase Agreement, dated October 16, 2023, by and between the Company and Polar (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
10.8	Amended and Restated Working Capital Note, dated October 17, 2023, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
10.9	Second Amended and Restated Extension Note, dated October 17, 2023, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
10.10	Subscription Agreement, dated October 4, 2023, by and between the Company and Polar (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2023).
10.11	Sponsor Letter Agreement, dated October 4, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2023).

10.12	Form of Spectaire Holdings Inc. 2023 Incentive Award Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2023).
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2023).
10.14	Common Stock Purchase Agreement by and between the Company and Keystone, dated November 17, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2023).
10.15	Convertible Promissory Note by and between the Company and Keystone, dated November 17, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2023).
10.16	Registration Rights Agreement by and between the Company and the ELOC Purchaser, dated November 17, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2023).
10.17	Forward Purchase Agreement Confirmation Amendment by and among the Company, the Seller and Spectaire Sub, dated November 17, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2023).
10.18	Forward Purchase Agreement Confirmation Amendment, dated October 26, 2023, by and between the Company and Polar.
10.19	Amended and Restated Subscription Agreement, dated October 30, 2023, by and between the Company and Polar.
10.20	Joint Venture Formation Agreement, dated December 22, 2023, by and between the Company, Spectaire Europe GmbH and MLab Capital GmbH.
14.1	Code of Business Conduct and Ethics of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2023).
16.1	Letter from Marcum LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2023).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on October 27, 2023).
23.2	Consent of UHY LLP.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within Inline XBRL document)

*	Filed or furnished herewith.

+	Indicates management contract or compensatory plan

#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

†	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTAIRE HOLDINGS INC.

March 28, 2024	By:	/s/ Brian Semkiw
Brian Semkiw
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian Semkiw	Chief Executive Officer and Director	March 28, 2024
Brian Semkiw	(Principal Executive Officer)

/s/ Leonardo Fernandes	Chief Financial Officer	March 28, 2024
Leonardo Fernandes	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brian Hemond	Chief Technology Officer and Director	March 28, 2024
Brian Hemond

/s/ Dr. Jörg Mosolf	Director	March 28, 2024
Dr. Jörg Mosolf

/s/ Frank Baldesarra	Director	March 28, 2024
Frank Baldesarra

/s/ Tao Tan	Director	March 28, 2024
Tao Tan

SPECTAIRE HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Spectaire Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spectaire Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operations, has an accumulated deficit and working capital deficit, and has historically met its cash needs primarily from contributions from founders and other investors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

Melville, New York

March 28, 2024

SPECTAIRE HOLDINGS INC.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash	$342,996	$18,886
Inventories	243,448	—
Prepaid expenses and other assets	577,665	5,930
Total current assets	1,164,109	24,816
Property and equipment, net	67,193	18,817
Operating lease right of use asset	205,053	—
Deposits	6,700	11,600
Total assets	$1,443,055	$55,233

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable – related party (note 8)	$20,600	$188,000
Accounts payable	1,885,390	13,030
Accrued legal costs	6,765,906	208,432
Accrued interest expense	1,014,360	—
Other accrued expenses	1,867,822	2,165
Other current liabilities	123,780	—
Deferred revenue	525,000	—
Notes payable	429,370	—
Loan payable	5,200,000	—
Convertible notes payable, net – related party (note 12)	1,411,516	437,499
Operating lease liability – current portion	75,808	—
Share based compensation liabilities	862,614	—
Forward purchase agreements	717,000	—
Deferred underwriting fees	5,635,000	—
Total current liabilities	26,534,166	849,126

Operating lease liability – non current portion	136,899	—
Earnout liabilities	1,964,000	—
Total liabilities	28,635,065	849,126

Commitments and contingencies (note 16)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 20,000,000 authorized shares and 0 shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 600,000,000 authorized shares and 15,344,864 shares and 6,221,992 issued and outstanding as of December 31, 2023 and 2022, respectively	1,534	622
Additional paid in capital	—	344,892
Accumulated deficit	(27,193,544)	(1,139,407)
Total stockholders’ deficit	(27,192,010)	(793,893)
Total liabilities and stockholders’ deficit	$1,443,055	$55,233

The accompanying notes are an integral part of these consolidated financial statements.

SPECTAIRE HOLDINGS INC.

Consolidated Statements of Operations

	Year ended December 31,
	2023	2022
Revenues	$—	$—

Costs and expenses:
Sales and marketing	527,330	—
General and administrative	12,700,622	137,686
Research and development	3,480,731	967,826
Depreciation expense	21,126	10,418
Total costs and expenses	16,729,809	1,115,930
Operating loss	(16,729,809)	(1,115,930)
Other income (expense):
Interest income	—	23
Interest income on marketable securities	45,057	—
Gain on extinguishment of debt	—	700,000
Interest expense	(6,321,665)	—
Capital raise finance charge	(300,000)	—
Change in fair value of forward purchase agreements	248,000	—
Change in fair value of earnout liabilities	47,930,000	—
Loss on initial issuance of warrants	(15,919,501)	—
Income (loss) before income taxes	8,952,082	(415,907)
Income tax expense	—	—
Net income (loss)	$8,952,082	$(415,907)

Net income (loss) per common share, basic	$1.07	$(0.14)
Weighted average shares outstanding, basic	8,345,672	3,061,982
Net income (loss) per common share, diluted	$0.75	$(0.14)
Weighted average shares outstanding, diluted	11,866,839	3,061,982

The accompanying notes are an integral part of these consolidated financial statements.

SPECTAIRE HOLDINGS INC.

Consolidated Statements of Changes in Stockholders’ Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	—	$—	6,780,318	$678	$5,321	$(723,500)	$(717,501)
Retroactive application of Business Combination (note 1)			(3,797,385)	(380)	380	—	—
Balance at December 31, 2021	—	—	2,982,933	298	5,701	(723,500)	(717,501)
Merger recapitalization	—	—	3,205,880	321	(268,132)	—	(267,811)
Share-based compensation	—	—	33,179	3	226,172		226,175
Capital contribution	—	—	—	—	381,151	—	381,151
Net loss	—	—	—	—	—	(415,907)	(415,907)
Balance at December 31, 2022	—	—	6,221,992	622	344,892	(1,139,407)	(793,893)
Share-based compensation	—	—	597,218	60	5,984,720	—	5,984,780
Issuance of common stock	—	—	187,025	19	499,981	—	500,000
Distribution of shares relating to the Arosa Loan Agreement	—	—	—	—	(1,500,000)	—	(1,500,000)
Fair value of additional Arosa warrants	—	—	—	—	23,069,501	—	23,069,501
Proceeds from forward purchase agreements	—	—	—	—	346,323	—	346,323
Conversion of promissory notes – related party to common stock (note 12)	—	—	1,460,638	146	2,459,017	—	2,459,163
Issuance of common stock upon Business Combination	—	—	5,786,417	578	(31,204,434)	(34,041,110)	(65,244,966)
Assumption of forward purchase agreements	—	—	1,091,574	109	—	(965,109)	(965,000)
Net income	—	—	—	—	—	8,952,082	8,952,082
Balance at December 31, 2023	—	$—	15,344,864	$1,534	—	$(27,193,544)	$(27,192,010)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTAIRE HOLDINGS INC.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$8,952,082	$(415,907)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	21,126	10,418
Amortization of right of use assets	19,107	—
Share-based compensation	6,847,393	226,175
Extinguishment of debt	—	(700,000)
Non-cash interest expense	6,321,665	—
Interest expense on lease liability	2,720	—
Capital raise finance charge	300,000	—
Interest income reinvested on marketable securities	(44,806)	—
Change in fair value of forward purchase agreements	(248,000)	—
Change in fair value of earnout liabilities	(47,930,000)	—
Loss on initial issuance of warrants	15,919,501	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(547,731)	(5,929)
Deposits	4,900	—
Inventories	(243,448)	—
Accounts payable – related party	(167,400)	474,154
Accounts payable, accrued legal fees and other accrued expenses	2,783,787	45,276
Other current liabilities	123,780	—
Operating lease payments	(14,173)	—
Deferred revenue	525,000	—
Net cash used in operating activities	(7,374,497)	(365,813)

Cash Flows from Investing Activities
Cash acquired as part of reverse acquisition	—	50,062
Purchase of marketable securities	(3,100,025)	—
Redemption of marketable securities	3,144,831	—
Purchases of property and equipment	(69,502)	(7,872)
Net cash (used in) provided by investing activities	(24,696)	42,190

Cash Flows from Financing Activities
Proceeds from Lender	—	60,000
Proceeds from issuance of common stock	500,000	—
Proceeds from Arosa Loans	5,650,000	—
Advance to related party – note receivable (note 8)	(818,000)	—
Proceeds from partial repayment of related party - note receivable (note 8)	125,000	—
Proceeds from forward purchase agreements	346,323	—
Proceeds from convertible notes payable – related party (note 12)	1,919,980	—
Net cash provided by financing activities	7,723,303	60,000
Net increase (decrease) in cash, cash equivalents and restricted cash	324,110	(263,623)
Cash, beginning of period	18,886	282,509
Cash, end of the period	$342,996	$18,886

Non-Cash investing and financing activities:
Advances from related party converted to equity (note 8)	$—	$381,151
Issuance of warrants related to the Arosa Loan Agreement ( note 10)	23,069,501	—
Initial recognition of earnout liabilities	49,894,000	—
Initial recognition of forward purchase agreements	965,000	—
Liabilities assumed in Business Combination, net	14,681,971	—
Initial recognition of ROU asset and operating lease liability	243,068	—
Conversion of convertible notes to payable – related party to common stock (note 12)	2,459,163	—
Conversion of preferred stock to common stock	510	—

The accompanying notes are an integral part of these consolidated financial statements.

SPECTAIRE HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Spectaire Holdings Inc. (“Spectaire” or the “Company”),a Delaware corporation incorporated in September 2022, is an industrial technology company whose core offering allows its customers to measure, manage, and potentially reduce carbon dioxide equivalent (CO2e) and other greenhouse gas emissions.

Prior to December 2022, the Spectaire business was operated under a Delaware limited liability company, MicroMS, Inc. (“MicroMS”). MicroMS created a unique solution allowing visibility on air content anytime anywhere. AireCore™, MicroMS’ patented Micro Mass Spectrometer, can sample and analyze content at the molecular level. Using the air samples, the device can measure CO2e (carbon dioxide equivalent) of the sample through analysis of air content and generate the appropriate reports. The Company has also developed a mobile app, in which customers can track air quality changes in real time and report on those changes with confidence.

On December 13, 2022, the Company engaged in a group corporate reorganization in which the owners of MicroMS contributed their equity interests in MicroMS to the Company in exchange for equity in the Company. As part of this reorganization (the “MMS Merger”), the ownership of MicroMS was transferred to Spectaire. From September 2022 to December 13, 2022, Spectaire Holdings Inc. had limited pre-combination activities and was formed specifically to acquire MicroMS. The MMS Merger was accounted for as a reverse recapitalization in accordance with US GAAP. Under this method of accounting, Spectaire, who is the legal acquirer, is treated as the “acquired” company for accounting purposes and MicroMS is treated as the accounting acquirer whereby the historical financial statements of MicroMS became the historical financial statements of the Company upon the closing of the MMS Merger. Accordingly, the MMS Merger was treated as the equivalent of MicroMS issuing shares at the closing of the MMS Merger for the net assets of Spectaire as of the closing date, accompanied by a recapitalization. The net assets of Spectaire were stated at historical cost, with no goodwill or other intangible assets recorded.

Business Combination

On January 16, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Perception Capital Corp. II (“PCCT”), a blank check company incorporated as a Cayman Islands exempted company limited by shares and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses and Spectaire Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of PCCT (“Merger Sub”).

On October 19, 2023, Merger Sub merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of New Spectaire (the “Business Combination” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

On October 16, 2023, the Company effected a deregistration under the Companies Act (As Revised) of the Cayman Islands and a domestication under the General Corporation Law of the State of Delaware (the “DGCL”), as amended, pursuant to which the Company’s jurisdiction of incorporation changed from the Cayman Islands to the State of Delaware (the “Domestication”).

In connection with the Domestication:

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

At closing of the Business Combination, the Company issued 585,000 shares of Common Stock to Polar Multi-Strategy Master Fund (“Polar”) pursuant to the terms of the Subscription Agreement entered into on October 4, 2023 where Polar agreed to contribute up to $650,000 to the Company (the “Capital Contribution”) and the Company agreed to issue 0.9 shares of Common Stock for each dollar of the Capital Contribution. Upon certain events of default under the Subscription Agreement, PCCT shall issue to Polar 0.1 shares of Common Stock (“Default Shares”) for each dollar of the Capital Contribution funded as of the date of such default, and for each month thereafter until such default is cured, subject to certain limitations provided for therein.

On October 11, 2023, the Company entered into a private placement subscription agreement (the “PIPE Subscription Agreement”) with an investor (the “PIPE Investor”), pursuant to which the PIPE Investor agreed to subscribe for newly-issued shares of Common Stock (the “PIPE Shares”), with an aggregate purchase price of $3,500,000. On October 19, 2023 (“Closing Date”), concurrently with the closing of the Business Combination, the PIPE Investor closed on the purchase of 50,000 PIPE Shares at a price of $10.00 per share, for an aggregate purchase price of $500,000 (the “PIPE Investment”). Pursuant to the PIPE Subscription Agreement, within two years following the Closing, the PIPE Investor will purchase additional PIPE Shares in one or multiple subsequent closings for a purchase price per share of $10.00 (subject to as described in the PIPE Subscription Agreement) for an aggregate purchase price of $3,000,000 (the “Additional Investments”). The purchase and sale of the PIPE Shares in the Additional Investments is conditioned upon certain conditions as noted in the PIPE Subscription Agreement. The PIPE Shares issued and sold in the PIPE Investment and to be issued and sold in the Additional Investments pursuant to the PIPE Subscription Agreement have not been and will not be registered under the Securities Act of 1933 (the “Securities Act”) and have been and will be issued in reliance on the availability of an exemption from such registration.

In accordance with the terms of the Arosa Loan Agreement dated March 31, 2023 (See Note 10), Spectaire issued to Arosa a warrant to purchase a number of shares of common stock of Spectaire representing 10.0% of the outstanding number of shares of common stock of Spectaire on a fully diluted basis as of March 31, 2023 at an exercise price of $0.01 per share, subject to adjustment as described in the Arosa Loan Agreement (the “Closing Date Warrant”). Pursuant to the Arosa Loan Agreement, on October 19, 2023, in connection with the closing of the Business Combination, the Company issued an additional warrant to Arosa to purchase 2,194,453 shares of Common Stock, subject to adjustment as described therein (the “Additional Warrant”). The Additional Warrant is exercisable at any time and from time to time from the date of its issuance until October 19, 2028 at an exercise price of $0.01 per share. Upon the issuance of the Additional Warrant, Arosa and the Company agreed to terminate and cancel the Closing Date Warrant. The shares of Common Stock underlying the Additional Warrant represented approximately 10.3% of the outstanding number of shares of Common Stock outstanding as of immediately following the consummation of the Business Combination on a fully diluted basis.

In connection with the Business Combination, the Company also entered into agreements (the “Forward Purchase Agreements”) for an OTC Equity Forward Transaction (the “Forward Purchase Transaction”) with Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP (collectively the “Seller”). See Note 15 for further information.

On October 19, 2023, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, the Company entered into lock-up agreements (collectively, the “Lock-Up Agreements”) with (i) Perception Capital Partners II LLC (the “Sponsor”), (ii) certain of PCCT’s directors and officers and (iii) certain stockholders of Spectaire restricting the transfer of Common Stock, Private Placement Warrants and any shares of Common Stock underlying the Private Placement Warrants from and after the Closing. The restrictions under the Lock-Up Agreements (1) with respect to the Common Stock, begin at the Closing, and end on (a) in the case of the Sponsor and certain of PCCT’s directors and officers, the date that is 365 days after the Closing, or upon the price of Common Stock reaching $12.00 for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing, and (b) in the case of the stockholders of Spectaire, the date that is 180 days after the Closing, and (2) with respect to the Private Placement Warrants and any shares of Common Stock underlying the Private Placement Warrants, the date that is 30 days after the Closing.

Spectaire has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

a)	Spectaire’s existing stockholders have the ability to control decisions regarding election and removal of directors and officers of the Combined Company;

b)	Spectaire is the larger entity in terms of substantive operations and employee base;

c)	Spectaire comprises the ongoing operations of the Combined Company; and

d)	Spectaire’s existing senior management is the senior management of the Combined Company.

Accordingly, the Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, PCCT was treated as the “acquired” company and Spectaire was treated as the accounting acquirer for financial statement reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Spectaire issuing stock for the net assets of PCCT, accompanied by a recapitalization. The net assets of PCCT were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Spectaire.

Note 2 — Liquidity and Going Concern

Historically, the Company’s primary sources of liquidity have been cash flows from contributions from founders or other investors. For the year ended December 31, 2023, the Company reported an operating loss of $16.7 million and negative cash flows from operations of $7.4 million. As of December 31, 2023, the Company had an aggregate unrestricted cash balance of $0.3 million, a net working capital deficit of $25.4 million, and accumulated deficit of $27.2 million.

The Company’s future capital requirements will depend on many factors, including the Company’s revenue growth rate, the timing and extent of spending to support further sales and marketing, and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through additional equity raises. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with US GAAP, expressed in U.S. dollars. The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with US GAAP. References to US GAAP issued by the FASB in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Use of Estimates

Preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could materially differ from these estimates. On an ongoing basis, the Company evaluates its estimates including those relating to inventory valuation, fair values, income taxes, and contingent liabilities among others. The Company bases its estimates on assumptions both historical and forward looking that are believed to be reasonable, the results of which form the basis for making judgements about the carrying values of assets and liabilities.

In addition, management monitors the effects of the global macroeconomic environment, including increasing inflationary pressures; social and political issues; regulatory matters, geopolitical tensions; and global security issues. The Company is also mindful of inflationary pressures on its cost base and is monitoring the impact on customer preferences.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and marketable securities. Bank deposits are held by accredited financial institutions and these deposits may at times be in excess of federally insured limits. The Company limits its credit risk associated with cash and cash equivalents by placing them with financial institutions that it believes are of high quality. The Company has not experienced any losses on its deposits of cash or cash equivalents. As of December 31, 2023, the Company held approximately $90,000 in cash and cash equivalents above the FDIC limit. The Company has not experienced any losses in such accounts.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgement to determine whether the acquired net assets meet the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Any contingent consideration (“Earnout liabilities”) is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. As of December 31, 2023 and 2022, there were no cash equivalents. The Company maintains its cash in checking and savings accounts. Income generated from cash held in savings accounts is recorded as interest income.

Marketable securities

During the year ended December 31, 2023, the Company held investment securities in mutual funds primarily in U.S. government securities. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted market prices (unadjusted) in active markets for identical assets.

Earnings on these securities are included in interest income on marketable securities in the consolidated statement of operations and are automatically reinvested. The fair value of these securities was determined using quoted market prices in active markets for identical assets. As of December 31, 2023 and 2022, there were no marketable securities.

Restricted Cash

Certain deposits are restricted as to withdrawal or usage against these deposits. Restricted term deposits are classified as current assets based on the term of the deposit and the expiration date of the underlying restriction.

With respect to the Arosa Loan Agreement (Note 10), the Company deposited $3,000,000 of cash into a restricted escrow account, to be later released upon the satisfaction of certain covenants as specified. These funds were released from escrow on April 17, 2023.

Inventories

Inventories consist of finished stock of spectrometer units built by the Company and recorded at the lower of cost or net realizable value and work -in- progress units measured at cost. The Company regularly reviews inventory quantities and records a provision for excess and/or obsolete inventory which reduces the cost basis of the inventory. There was no inventory reserve as of December 31, 2023 and 2022.

The following table shows the components of inventory at December 31, 2023.

Finished goods	$291,492
Work in progress	173,448
Total	464,940
Lower of cost and market adjustment	(221,492)
Balance, December 31, 2023	$243,448

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line basis over the estimated useful lives of the respective asset. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Assets	Estimated Useful Life
Lab equipment	3 years

Segment Reporting

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has determined it has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources and evaluating financial performance.

Fair Value Measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels:

●	Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.

●	Level 2: Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

●	Level 3: Inputs are unobservable for the asset or liability.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy based on the inputs used to measure fair value.

The carrying amounts of certain financial instruments, such as cash equivalents, marketable securities, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of debt instruments for which the Company has not elected fair value accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. All of the Company’s debt is carried on the consolidated balance sheet on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting.

The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year. For the years ended December 31, 2023 and 2022 no transfers between levels have been recognized.

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Convertible Notes

The Company may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. In this case, the convertible notes represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the convertible notes date with a charge to expense in accordance with ASC-480 - Distinguishing Liabilities from Equity.

Leases

The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use the underlying asset for the term of the lease and the lease liabilities represent an obligation to make lease payments arising from the lease. The Company’s lease agreement contains rent escalation provisions, which are considered in determining the ROU assets and lease liabilities. The Company begins recognizing rent expense when the lessor makes the underlying asset available for use by the Company. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term. The interest rate the Company uses to determine the present value of future lease payments is the Company’s incremental borrowing rate because the rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is a hypothetical rate for collateralized borrowings in economic environments where the leased asset is located based on credit rating factors. The ROU asset is determined based on the lease liability initially established and adjusted for any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. Certain leases contain variable costs, such as common area maintenance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations.

Operating leases are included in the ROU assets and lease liabilities on the consolidated balance sheets. The Company has no finance leases.

Revenue Recognition

Product sales

The Company generates revenue through the sale of AireCore™ units directly to customers. The Company considers customer agreements and purchase orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the Company’s product, which occurs at shipment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products.

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record third-party logistics provider fees paid as an expense. The Company owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct the third-party logistics provider to return the Company’s inventories to any location specified by the Company. It is the Company’s responsibility to make any returns made by customers directly to logistic providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk, establishes prices of its products, fulfills the goods to the customer and can limit quantities or stop selling the goods at any time. Therefore, these third-party logistics provider fees will be recorded within cost of goods sold as they are incurred and are not recorded as a reduction of revenue.

Profit Sharing Agreement

The Company entered into an agreement with a customer pursuant to which the Company will provide training and marketing support to the customer and receive a percentage of revenue received by the customer when the customer markets spectrometers. The Company evaluated variable considerations to determine if the Company should estimate a reasonable amount of this revenue to be included in the transaction price. The Company determined that since the customer controls all aspects of the transactions with their customers including pricing and timing of service, the expected outcome is highly uncertain and variable revenues cannot be reasonably estimated. Revenue under this agreement will be recognized when the customer makes such confirmation and receipt of a determined amount of funds is highly certain.

Licensing agreement revenue

The Company enters into license agreements with strategic partners to sell and distribute AireCore™. For licenses of technology, recognition of revenue is dependent upon whether the Company has delivered rights to the technology, and whether there are future performance obligations under the contract. Revenue from non-refundable upfront payments is recognized when the license is transferred to the customer and the Company has no other performance obligations. Customers pay in advance for the licenses. Revenue is initially deferred and is recognized at the time the performance obligation is complete. At December 31, 2023 and 2022, $500,000 and $0 related to licensing agreements is included in deferred revenue on the consolidated balance sheets, respectively.

Share-Based Compensation

The Company accounts for share-based compensation arrangements granted to employees in accordance with ASC 718, “Compensation: Stock Compensation”, by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

Research and Development Costs

Costs related to preliminary research and development of internal use software are expensed as incurred as a component of operating expenses.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including restricted stock awards, restricted stock units, convertible notes, warrants and earn-out shares, to the extent dilutive. For the year ended December 31, 2023, unvested restricted stock awards, restricted stock units,  and warrants were included in the calculation of dilutive EPS using the treasury stock method; the convertible notes were included in the calculation of dilutive EPS using the if-converted method; and the earn-out shares would be included in the calculation of dilutive EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the earn-out period. There were no potential dilutive common stock equivalents for the year ended December 31, 2023. For the year ended December 31, 2022, all potentially dilutive securities were not included in the calculation of diluted net income (loss) per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which is intended to enhance the transparency surrounding the use of supplier finance programs. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll forward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The Company adopted the guidance when it became effective on January 1, 2023, except for the roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company does not have any supplier finance programs and accordingly, the adoption did not have a material impact on the Company’s consolidated financial statements, and the Company does not believe the impact of adopting the roll-forward requirement in this accounting standard update will be material to the consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. For the Company, the new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Note 4 — Recapitalization

As discussed in Note 1, “Organization and Business Operations”, the Business Combination was consummated on October 19, 2023, which, for accounting purposes, was treated as the equivalent of Spectaire issuing stock for the net assets of PCCT, accompanied by a recapitalization. Under this method of accounting, PCCT was treated as the acquired company for financial accounting and reporting purposes under US GAAP.

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $12.6 million from the Business Combination, offset by total transaction costs and other fees totaling of $12.6 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ deficit for the period ended December 31, 2023:

Cash-trust and cash, net of redemptions	$12,623,476
Less: transaction costs, loans and advisory fees, paid	(419,174)
Less: cash paid in connection with the forward purchase agreements	(12,204,302)
Net proceeds from the Business Combination	—
Less: deferred underwriting fees payable	(5,635,000)
Less: earnout liabilities	(49,894,000)
Less: convertible notes payable, accounts payable and accrued liabilities assumed (including accrued transaction legal costs of $6,211,891)	(9,739,970)
Add: other, net	24,004
Reverse recapitalization, net	$(65,244,966)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

PCCT Class A common stock, outstanding prior to the Business Combination	2,080,915
Less: Redemption of PCCT Class A common stock	(952,924)
Class A common stock of Perception Capital Corp. II	1,127,991
PCCT Class B common stock, outstanding prior to the Business Combination	5,750,000
Business Combination shares	6,877,991
Spectaire Shares	8,466,873
Common Stock immediately after the Business Combination	15,344,864

The number of Spectaire shares was determined as follows:

	Spectaire Shares	Spectaire Shares after conversion ratio
Class A Common Stock	19,495,432	8,466,873

Public and private placement warrants

The 11,500,000 Public Warrants issued at the time of PCCT’s initial public offering and 10,050,000 warrants issued in connection with private placement at the time of PCCT’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company (see Note 13).

Redemption

Prior to the closing of the Business Combination, certain PCCT public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 952,924 shares of PCCT Class A common stock for an aggregate payment of $10,664,281.

Transactions costs

For the year ended December 31, 2023, transaction costs incurred within general and administrative expenses on  the consolidated statements of operations were as follows:

Years ended December 31, 2023

Accounting and auditing fees	$1,126,631
Legal fees	1,060,977
Total	$2,187,608

Note 5 — Property and Equipment

The following table summarizes the components of property and equipment, net:

	December 31,	December 31,
	2023	2022
Lab equipment	$102,218	$32,716
Total cost	102,218	32,716
Less: Accumulated depreciation	(35,025)	(13,899)
Property and equipment, net	$67,193	$18,817

Depreciation expense was $21,126 and $10,418 for the years ended December 31, 2023 and 2022, respectively.

Note 6 — Leases

The Company leases its office space. The lease agreement does not contain any material residual value guarantees or material restrictive covenants. For the years ended December 31, 2023 and 2022, $90,776 and $37,868 of operating lease cost are included in general and administrative expenses in the consolidated statements of operations, respectively.

The following amounts were recorded in the Company’s consolidated balance sheet relating to its operating leases and other supplemental information as of December 31, 2023:

Operating Leases

ROU Assets	$205,053
Lease Liabilities:
Current lease liabilities	75,808
Non Current lease liabilities	136,899
Total Lease liabilities	$212,707

Other supplemental information:

December 31, 2023
Weighted average remaining lease term (years)	2.5
Weighted average discount rate	5.00%

The following table presents the future lease payments relating to the Company’s operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2023:

Fiscal Year	December, 31 2023
2024	84,420
2025	92,862
2026	49,056
Total undiscounted lease payments	226,338
Less: imputed interest	(13,631)
Total lease liabilities	212,707

Note 7 — Other Accrued Expenses

The following table summarizes other accrued expenses:

	December 31,	December 31,
	2023	2022
Accrued professional services	507,977	—
Insurance premium financing	507,348	—
Accrued payroll and bonus(1)	750,414	—
Other accrued expenses	102,083	2,165
	$1,867,822	$2,165

(1)	Includes $267,000 of accrued professional services due to an entity jointly owned by the Chief Executive Officer and Chief Information Officer of Spectaire (Note 8).

Note 8 — Related Parties Transactions

Accounts Payable - Related Party

The Chief Executive Officer and Chief Information Officer of Spectaire jointly own and are employed by an entity providing staffing services to Spectaire since inception. Prior to the MMS Merger, from the period of September 1, 2022 through December 13, 2022, $563,000 of staffing services were provided and expensed by the Company as research and development expenses and general and administrative expenses in the consolidated statement of operations of which $188,000 was payable as of December 31, 2022. For the year ended December 31, 2023, $1,573,278 of staffing services were provided and expensed by the Company as research and development expenses and general and administrative expenses in the consolidated statement of operations of which there were no amounts due to the entity as of December 31, 2023. In addition, for the year ended December 31, 2023, $450,000 of Business Combination incentive was provided and expensed by the Company as research and development expenses in the consolidated statement of operations of which there was $267,000 outstanding and included in other accrued expenses on the consolidated balance sheet as of December 31, 2023.

In December 2023, the Chief Financial Officer advanced the Company a total of $20,600 to cover operating costs which is outstanding as of December 31, 2023 and was repaid in January 2024.

Convertible Promissory Notes – Related Party

As discussed in Note 12, certain related parties have entered into convertible notes with the Company.

Due to Related Party

As of December 31, 2021, two shareholders had advanced the Company an aggregate of $381,151. The advances were non-interest bearing and due on demand. In connection with the MMS Merger in December 2022, the advances were converted to equity as the shareholders forgave any amounts outstanding.

Note Receivable - Related Party

On March 31, 2023, the Company entered into a promissory note (the “Note) with Perception Capital Corp. II. (the “Maker”) which the Company will advance to the Maker a sum of $500,000. On August 17, 2023, the Note was amended to $778,000 effective June 16, 2023. On September 6, 2023, the Note was further amended to $818,000. The Note does not bear interest and is payable on the date of the termination of the Merger Agreement or at any time at the election of the Maker. On April 3, 2023, and April 18, 2023, the Maker drew down $200,000 and $300,000 on this Note respectively. On June 16, 2023, and June 30, 2023, the Maker drew down an additional $110,000 and $84,000 on this Note respectively. On August 1, 2023 and September 5, 2023, the Maker drew a further $84,000 and $40,000 respectively. Upon the consummation of the Business Combination on October 19, 2023, Perception Capital Corp. II. repaid a total of $125,000 of this Note and was released from all other obligations under this Note and the Note was cancelled, as it was effectively assumed  by Spectaire in the Business Combination.

PIPE Subscription Agreement

As discussed in Note 1, on October 11, 2023, the Company entered into a PIPE Subscription Agreement with an investor. On October 19, 2023, concurrently with the closing of the Business Combination, the investor closed on the purchase of 50,000 Class A Shares at a price of $10.00 per share, for an aggregate purchase price of $500,000.

Joint Venture

On December 22, 2023, the Company entered into a joint venture agreement (the “Joint Venture”) with MLab Capital GmbH (“MLab”) and Spectaire Europe GmbH (“JVC”), a wholly owned subsidiary of MLab and an affiliate of a director of the Company. Under the Joint Venture, JVC is responsible for the marketing, sale and manufacture of the Company’s AirCore technology in Europe, the Middle East and South America. In accordance with the Joint Venture, the Company will consequently grant JVC an exclusive, non-sublicensable license to conduct such activities upon closing. In consideration for the rights granted by the Company to JVC, JVC agreed to pay to the Company an amount of $1.5 million. Pursuant to the Joint Venture’s payment schedule, JVC has paid the Company $500,000 as of December 31, 2023, which has been recorded as deferred revenue on the consolidated balance sheet. The remaining $1.0 million in payments to the Company are contingent upon a third party’s approval of the AirCore technology’s effectiveness and the delivery of units specified thereunder. The Joint Venture did not commence operations as of December 31, 2023 and any financial accounts are not material to the consolidated financial statements.

Note 9 — Due to Lender

During the years ended December 31, 2022 and 2021, a lender loaned money to MicroMS with the intention of becoming a shareholder once an initial capital commitment was met. This capital commitment was never met as the lender ran into liquidity issues. In September 2022, the Company and the lender entered into a termination and mutual release agreement which terminated any obligations of the Company for repayment. As such the total amount owed, $700,000 was recognized into income as an extinguishment of debt during the year ended December 31, 2022.

Note 10 — Loan Payable

On March 31, 2023, Spectaire, as borrower, entered into the Arosa Loan Agreement with Arosa Multi-Strategy Fund LP (“Arosa”), as lender, providing for a term loan (the “Arosa Loan”) in a principal amount not to exceed $6.5 million (the “Loan Agreement”), comprised of (i) $5.0 million in cash of which (a) $2.0 million was funded to a deposit account of Spectaire and (b) $3.0 million (the “Arosa Escrow Funds”) was funded into an escrow account (the “Arosa Escrow Account”) pursuant to an escrow agreement, dated as of March 31, 2023, by and between Spectaire and Wilmington Savings Fund Society, FSB, and (ii) Arosa caused its affiliate to transfer founder units valued by the parties at $1.5 million (the “Arosa Founder Units”) to Spectaire. Spectaire will distribute the Arosa Founder Units to Spectaire’s shareholders (other than Arosa and its affiliates) on a pro rata basis. Release of the Arosa Escrow Funds from the Arosa Escrow Account is subject to the satisfaction or waiver of customary conditions, including certification that all representations and warranties contained in the Arosa Loan Agreement and related documents are true and correct in all material respects. In April 2023, all conditions for release of the funds from escrow were satisfied. On April 17, 2023, the funds held in Escrow in the Arosa Escrow Account were released.

The Arosa Loan matured on March 27, 2024 (the “Maturity Date”). The outstanding principal amount and the final payment amount of $1.3 million (the “Final Payment Amount”) are not paid in full as of the Maturity Date, and therefore the unpaid balance will accrue interest thereafter at a rate of 20.0% per annum. During the continuance of an event of default under the Arosa Loan Agreement, all outstanding obligations under the Arosa Loan Agreement will bear interest at a rate per annum that is 5.0% greater than the rate that would otherwise be applicable under the Arosa Loan Agreement. All interest under the Arosa Loan Agreement will be computed on the basis of a 360-day year for the actual number of days elapsed. As of the date these consolidated financial statements are issued, no payments on the outstanding principal or interest amounts of the Arosa Loan have been made to Arosa. Arosa has not exercised any rights or remedies based on the Company’s default under the Loan Agreement. Arosa and the Company are working to reach a resolution including a possible extension.

The Company may prepay all, but not less than all, of the outstanding balance of the Arosa Loan at any time upon three days’ prior written notice to Arosa. Spectaire will be required to repay the outstanding principal amount of the Arosa Loan, plus the Final Payment Amount and all other sums, if any, that have become due and payable under the Arosa Loan Agreement, upon the occurrence of an event of default under the Arosa Loan Agreement, the closing of the Business Combination or the occurrence of a Change of Control (as defined in the Arosa Loan Agreement). In addition, upon the receipt by Spectaire or any of its subsidiaries of proceeds from an asset sale, Spectaire will be required to repay all or a portion of the outstanding principal amount of the Arosa Loan equal to the amount of the proceeds received from such asset sale.

Pursuant to the Arosa Loan Agreement, Spectaire will pay to Arosa all expenses incurred by Arosa through and after September 30, 2023 relating to the Arosa Loan, provided that Spectaire will not be required to pay any fees of counsel to Arosa incurred on or prior to March 27, 2023 in excess of $200,000. For the year ended December 31, 2023, $119,576 was expensed for counsel fees under the Arosa Loan Agreement, of which $44,576 is included in accounts payable on the consolidated balance sheet as of December 31, 2023.

While the Arosa Loan remains outstanding, Arosa will, subject to certain limitations, have the right to participate in any capital raise by Spectaire or any of its subsidiaries consummated on or prior to the Maturity Date.

The Arosa Loan Agreement includes customary representations, warranties and covenants of the parties for loans of this type. The Arosa Loan Agreement also contains customary events of default, including, among others, non-payment of principal or interest by Spectaire, violations of covenants by Spectaire, Spectaire’s insolvency, material judgments against Spectaire, the occurrence of any material adverse change with respect to Spectaire, breaches by any party to that certain Exclusive Patent License Agreement, dated as of September 1, 2018, by and between Spectaire and Massachusetts Institute of Technology or the failure of Spectaire to issue the Arosa Warrants.

Spectaire, its subsidiaries and Arosa also entered into a Guarantee and Collateral Agreement providing that Spectaire’s obligations to Arosa are secured by substantially all of Spectaire’s assets and all of Spectaire’s shareholders entered into a pledge agreement with Arosa pursuant to which such shareholders pledged all of their equity interests in Spectaire to Arosa as collateral under the Arosa Loan.

On March 31, 2023, in accordance with the terms of the Arosa Loan Agreement, Spectaire agreed to issue to Arosa a warrant to purchase a number of shares of Spectaire Common Stock representing 10.0% of the outstanding number of shares of Spectaire Common Stock on a fully diluted basis as of March 31, 2023 at an exercise price of $0.01 per share, subject to adjustment as described in the Arosa Loan Agreement (the “Closing Date Warrant”). Pursuant to the Arosa Loan Agreement, Spectaire will, upon the closing of the Business Combination, issue an additional warrant to Arosa to purchase a number of shares of NewCo Common Stock equal to 5.0% of the outstanding number of shares of NewCo Common Stock on a fully diluted basis at an exercise price of $0.01 per share, subject to adjustment as described in the Arosa Loan Agreement (“the “Additional Warrants”). Taken together after giving effect to the closing of the Business Combination, the shares of NewCo common stock underlying the Closing Date Warrant and the Additional Warrant will represent 10.3% of the outstanding number of shares of NewCo Common Stock on a fully diluted basis. On May 2, 2023, the Company issued Arosa the Closing Date Warrant to purchase 2,200,543 shares of common stock. As a result of the issuance of the warrant, which met the criteria for equity classification under applicable US GAAP, the Company recorded additional paid-in capital in the amount of $13.8 million which was the fair value of the Closing Date Warrant on the issuance date. As a result, the Company recognized a loss on initial issuance of Closing Date Warrant of $7.3 million and a debt discount of $6.5 million. The debt discount is accreted over the term of the loan and netted against the loan principal. As of December 31, 2023, $4.9 million of principal net of loan discount is reported in loan payable on the consolidated balance sheet.

On October 13, 2023, The Company requested an additional advance in the aggregate principal amount of $650,000 (the “Additional Advance”) under the Arosa Loan Agreement. The Advance together with the original loan in the aggregate principial amount of $6,500,000 advanced by the Lender to the Borrower on or around March 31, 2023 constitute the Loan for all purposes under the Arosa Loan Agreement and the other Loan Documents such that the aggregate outstanding principal amount of the Loan after the making of the Additional Advance is $7,150,000, and all of the terms and conditions applicable to the Loan under the Arosa Loan Agreement and the other Loan Documents shall apply to the Additional Advance.

Pursuant to the Arosa Loan Agreement, on October 19, 2023, in connection with the closing of the Business Combination, the Company issued the Additional Warrant to Arosa to purchase 2,194,453 shares of Common Stock, subject to adjustment as described therein. Upon the issuance of the Additional Warrant, Arosa and the Company agreed to terminate and cancel the Closing Date Warrant. The shares of Common Stock underlying the Additional Warrant represented approximately 10.3% of the outstanding number of shares of Common Stock outstanding as of immediately following the consummation of the Business Combination on a fully diluted basis. As a result of the issuance of the warrant, which met the criteria for equity classification under applicable US GAAP, the Company recorded additional paid-in capital in the amount of $9.3 million which was the fair value of the warrants on the issuance date. As a result, the Company recognized a loss on initial issuance of warrants of $8.6 million and debt discount of $0.7 million. The debt discount is accreted over the term of the loan and netted against the loan principal. As of December 31, 2023, $0.3 million of principal net of loan discount is reported in loan payable on the consolidated balance sheet.

Note 11 — Note Payable

On October 4, 2023, the Company entered into a subscription agreement with an investor to cover working capital expenses of $650,000 prior to the closing of the Business Combination. In connection with the consideration received, the Company issued 0.9 shares of Class A common stock for each dollar contributed by the investor’s capital contribution or 585,000 shares. The note does not accrue interest and due upon the close of the Business Combination In the event of a default in payment, the Company shall issue to the investor 0.1 shares of common stock monthly for every $1 outstanding until the default is cured. The note was not fully repaid at the close of the Business Combination and as of December 31, 2023, there was $429,370 owed under this subscription agreement, which is included on the consolidated balance sheet. In October, November and December 2023 and January and February 2024, the Company transferred 42,937 shares per month to the investor pursuant to this agreement.

Note 12 — Convertible Notes Payable – Related Party

In October, November, and December 2022, the Company entered into three convertible notes with shareholders to which the shareholders agreed to loan the Company, in the aggregate, $437,499. In January, February, June and August 2023, the Company entered into eight convertible notes with shareholders to which the shareholders agreed to loan the Company, in the aggregate, $1,919,980 (collectively with the convertible promissory notes entered in the year ended December 31, 2022, the “Convertible Promissory Notes”). The Convertible Promissory Notes bear interest at a rate of 6% per annum and subject to the conversion provisions, all principal and interest shall be due and payable on May 8, 2024. Effective upon the closing of a Qualified Financing (as defined below), all of the outstanding principal and interest under these Convertible Promissory Notes will automatically be converted into shares of the same class and series of capital stock of the Company, issued to other investors in the Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to the lower of (i) the price per share of Qualified Financing Securities paid by the other investors in the Qualified Financing and (ii) the price per share that would have been paid by the investors in the Qualified Financing had the pre-money valuation of the Company been $17,900,000 (the “Valuation Cap”) (it being understood that, for purposes of clause (ii), the total number of securities of the Company outstanding shall be deemed to include all securities issuable upon the exercise or conversion of options or warrants then outstanding (including any securities reserved and available for future issuance under any equity incentive plan of the Company), but shall exclude any securities issuable upon conversion or cancellation of these Convertible Promissory Notes and any other indebtedness of the Company or similar instruments), in each case with any resulting fraction of a share rounded down to the nearest whole share. “Qualified Financing” means the first issuance or series of related issuances of capital stock by the Company after the date hereof, with immediately available gross proceeds to the Company (excluding proceeds from this and any other indebtedness of the Company or similar instruments that convert into equity in such financing) of at least $2,500,000. The Company shall notify the Holder in writing of the anticipated occurrence of a Qualified Financing at least five days prior to the closing date of the Qualified Financing. The Holder agrees to execute and become party to all agreements that the Company reasonably requests in connection with such Qualified Financing. Upon the closing of the Business Combination on October 19, 2023, all of the outstanding principal and interest under the Convertible Promissory Notes automatically converted into 1,460,638  shares of the common stock of the Company at a conversion price of $1.

In order to finance transaction costs in connection with a Business Combination, PCCT entered into certain loans with the initial shareholders, affiliates of the initial shareholders and certain of PCCT’s directors and officers (“Working Capital Loans”). On October 17, 2023, PCCT amended the debt, extending the maturity date to 180 days following the consummation of the Business Combination unless converted at the close of the Business Combination. On October 17, 2023, PCCT amended the debt, extending the maturity date to 180 days following the consummation of the Business Combination unless converted at the close of the Business Combination. At the close of the Business Combination, there were insufficient funds in the PCCT trust account to repay these loans and the Working Capital Loans were not converted at the close of the Business Combination. Accordingly, the Company assumed the Working Capital Loans at the close of the Business Combination and as of December 31, 2023, the outstanding amount of Working Capital Loans was $536,701 and was recorded in convertible notes payable - related party on the consolidated balance sheets.

Prior to the consummation of the Business Combination, on October 31, 2022, PCCT issued a convertible promissory note in the aggregate principal amount of up to $720,000 (the “Extension Loan”) to its sponsor. The Extension Loan was issued in connection with certain payments to be made by the sponsor into the PCCT trust account pursuant to PCCT’s amended and restated certificate of incorporation, to provide PCCT with an extension of the date by which it must consummate an initial business combination from November 1, 2022 to November 1, 2023 (the “extension”). The contribution(s) and the Extension Loan does not bear interest. At the close of the business combination, there were insufficient funds in the trust to repay this loan and the Extension Loan was not converted at the close of the Business Combination. On April 10, 2023, PCCT amended the debt, increasing the aggregate principal amount of the Extension Loan up to $1,200,000. On October 17, 2023, PCCT amended the debt, extending the maturity date to one year following the consummation of the Business Combination unless converted at the close of the Business Combination. As the Extension Loan did not convert at the close of the Business Combination, the Company assumed the Extension Loan and as of December 31, 2023, $574,815 is outstanding and recorded in convertible notes payable- related party on the consolidated balance sheets.

As discussed in Note 16, on November 17, 2023, the Company entered into a common stock purchase agreement (the “Common Stock Agreement) with Keystone whereby the Company has the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the lesser of (i) an aggregate of $20 million of newly issued shares of common stock and (ii) the Exchange Cap, on the terms and subject to the conditions set forth in the Purchaser . On November 17, 2023, the Company entered into a convertible note with an investor (the “Holder”) to the investor as settlement of the commitment fee related to the Common Stock Agreement, in the aggregate, $300,000 (the “New Convertible Promissory Notes”) which is recorded as capital raise expense in the consolidated statement of operations for the year ended December 31, 2023. The New Convertible Promissory Note bears interest at a rate of 5% per annum and subject to the conversion provisions, all principal and interest shall be due and payable on May 17, 2024. At the sole discretion of the Holder, the principal and accrued interest may be converted in part of whole into share of common stock of the Company equivalent to the average dollar volume-weighted average price of a share of Common Stock during the five (5) trading day period ending on the trading day immediately prior to the date of the conversion notice (the “VWAP Price”). If the VWAP Price is less than $1.00, the VWAP Price shall be deemed to be $1.00. At December 31, 2023, $300,000 owing under this promissory note is included in convertible notes – related party on the consolidated balance sheet at par.

Note 13 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were no shares of preferred stock issued and outstanding.

Common stock — The Company is authorized to issue 600,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were 15,344,864 shares and 6,221,992 shares of common stock issued and outstanding, respectively. Each share of Common Stock has one vote and has similar rights and obligations.

As part of PCCT’s initial public offering (“IPO”), PCCT issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, PCCT completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. At December 31, 2023, there are 11,500,000 Public Warrants and 10,050,000 Private Placement warrants outstanding.

These warrants expire on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation and are exercisable commencing 30 days after the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

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

The Company accounts for the 21,550,000 warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Note 14 — Share-based Compensation

Restricted Stock Awards

In October 2022, Spectaire granted 3,144,335 shares of restricted stock awards to certain executives that vest over four years. One year of vesting was recognized on the grant date and the remaining three years will vest monthly. The Company determined the fair value of the awards at the grant date to be a total compensation of $21,712,760 ($21,720,000 less cash paid of $7,240). The Company recognized $5,428,190 and $226,175 in compensation expense for the year ended December 31, 2023 and 2022, which is included in general and administrative and research and development expenses in the consolidated statement of operations. Subsequent to the close of the Business Combination, and at December 31, 2023, the Company did not have enough registered shares to issue. The fair value at the time of the Business Combination and as of December 31, 2023 were $3.00 and $1.75 , respectively. Consequently, the Company recorded $323,854 of compensation expense recognized for the year ended December 31, 2023 as a liability which is included in current liabilities on the consolidated balance sheet. As of December 31, 2023, the remaining unrecognized compensation expense of the restricted stock awards is $9,499,333 with a weighted average remaining life of 1.75 years.

2022 Equity Incentive Plan

In December 2022, the Board of Directors of the Company approved the Spectaire Inc. 2022 Equity Incentive Plan (the “Plan”) whereby it may grant to certain employees and advisors an award, such as, (a) Incentive Stock Options, (b) Non-Qualified Stock Options, (c) Restricted Stock and (d) Restricted Stock Units, of the Company (“Incentive Award”). On March 1, 2023, the Company issued 2,510,000 Restricted Stock Units to certain employees and board members. These awards become vested and nonforfeitable upon the satisfaction, on or before the expiration date, of both, a service requirement and an applicable liquidity event. The consummation of the Business Combination represented a termination event that required recognition of the share-based payment compensation expense. Upon consummation of the Business Combination, the Company did not have enough registered shares to issue at the time of the Business Combination and as of December 31, 2023. The fair values at the time of the Business Combination and as of December 31, 2023 were $6.26 and $1.75, respectively. The Company recognized $538,760 in compensation expense for the year ended December 31, 2023 which is included in general and administrative expenses in the consolidated statement of operations. The resultant liability under the Plan is included in current liabilities on the consolidated balance sheet.

Arosa Founder Units

As described in Note 10, Arosa caused its affiliate to transfer founder units valued by the parties at $1.5 million (the “Arosa Founder Units”) to Spectaire. Immediately prior to the close of the Business Combination, Spectaire distributed the Arosa Founder Units to Spectaire’s shareholders (other than Arosa and its affiliates) on a pro rata basis.. The transfer of Arosa Founder Units to Spectaire employees and service advisors is subject to ASC 718. Under ASC 718, compensation associated with equity-classified awards is measured at fair value upon the grant date. The Arosa Founder Units were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Stock-based compensation of $1,913,637 was recognized in general and administrative expenses upon consummation of the Business Combination based on the grant date fair value per share of $3.84. The fair value was determined by applying a 15% discount for lack of marketability to the market price of the share on date of grant.

Note 15 — Fair Value Measurements

The Company accounts for certain liabilities at fair value and classify these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Liabilities subject to fair value measurements are as follows:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Forward purchase agreements	-	-	717,000	717,000
Earnout liabilities	-	-	1,964,000	1,964,000
Share based compensation liabilities	862,614	-	-	862,614
Total liabilities	$862,614	$-	$2,681,000	$3,543,614

Forward purchase agreement liabilities

In connection with the Business Combination, the Company entered into Forward Purchase Agreements as defined in Note 1.  Pursuant to the terms of the Forward Purchase Agreements, the Sellers intend, but are not obligated, to purchase up to a maximum of 2,080,915 of PCCT’s Class A Ordinary Shares from holders (other than PCCT or its affiliates) who have elected to redeem such shares in connection with the Business Combination. Purchases by the Sellers will be made through brokers in the open market after the redemption deadline of October 18, 2024 in connection with the Business Combination at a price no higher than the redemption price to be paid by the Company in connection with the Business Combination. The Forward Purchase Agreements are within the scope of ASC 480-10 due to the obligation to repurchase the issuer’s equity shares and transfer cash. Upon the close of the Business Combination, a fair value of $965,000 was assumed by Spectaire. Subsequent to the close of the Business Combination and to December 31, 2023, the Company received proceeds of $346,323 related to the Forward Purchase Agreements. The proceeds are included in additional paid-in capital on the consolidated balance sheets.

The following table presents the changes in the fair value of the Forward Purchase Agreements liabilities at December 31, 2023.

For the year ended December 31, 2023
Liabilities at beginning of the period	$—
Assumed in the Business Combination	965,000
Change in fair value	(248,000)
Balance as of December 31, 2023	$717,000

Earnout Liabilities

Holders of PCCT Common Stock will be entitled to receive additional Earn-Out Shares if certain conditions are met. The number of Earnout Shares will be equal to 7,500,000 additional shares of PCCT Common Stock (as equitably adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to the Company’s Common Stock occurring on or after the Closing). The Earnout Shares may be issued in three equal tranches upon the volume-weighted price per share of PCCT Common Stock equaling or exceeding $15.00, $20.00 or $25.00 for at least 20 trading days in any consecutive 30-day trading period within the five-year period (“Earnout Period”) following the closing of the Business Combination. If, during the Earnout Period, there is a Change of Control where the Company (“Acquiror”) or its stockholders have the right to receive consideration implying a value per share of Acquiror Common Stock of less than $15 no Earnout Shares will be issuable. If the value per share of Acquiror Common Stock is greater than or equal to $15 but less than $20 than Acquiror shall issue 2,500,000 shares of Acquiror Common Stock to the Eligible Company Equityholders. If the value per share of Acquiror Common Stock is greater than or equal to $20 but less than $25 than Acquiror shall issue 5,000,000 shares of Acquiror Common Stock to the Eligible Company Equityholders. If the value per share of Acquiror Common Stock is greater than or equal to $25 than Acquiror shall issue 7,500,000 shares of Acquiror Common Stock to the Eligible Company Equityholders.

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

In accordance with ASC 718, these are awards granted with a market condition. The effect of this market condition was reflected in the grant-date fair value of an award. The fair value of the earnout shares was estimated using a Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates. Below are the key assumptions used in valuing the earn-out shares:

As of 12/31/2023
Stock Price	$1.65
Volatility	60%
Risk free rate of return	3.62%
Expected term (in years)	4.8

For the year ended December 31, 2023
Liability at beginning of the period	$—
Assumed in the Business Combination	49,894,000
Change in fair value	(47,930,000)
Balance as of December 31, 2023	$1,964,000

Note 16 — Commitments and Contingencies

License Agreement

In 2018, MicroMS entered into a license agreement (the “License Agreement”) with MIT. This License Agreement was assigned to Spectaire as part of the MMS Merger. As part of the License Agreement, in exchange for certain patent rights owned by MIT, MicroMS issued MIT shares that contained an anti-dilution provision which states that until the Company reaches a funding threshold of $4,000,000, MIT must retain a 2.5% common stock ownership on a fully-diluted basis. In connection with the License Agreement, the Company issued MIT 316,614 shares in January 2023.

In April 2023, an additional 58,500 shares were issued to MIT in connection with the License Agreement.

Deferred underwriting fees

Upon the consummation of the Business Combination, Spectaire assumed $5,635,000 of deferred underwriting fees related to PCCT’s initial public offering. At December 31, 2023, these fees are included as a current liability  on the consolidated balance sheet.

AireCore™ Mass Spectrometer Program

On June 30, 2023, the Company entered into an agreement with a vendor in which the vendor will support the Company with a co-build of five Spectrometer facilities followed by documentation and assembly of 50 AireCore™ Mass Spectrometers at the vendor’s facility. The co-build, documentation and assembly is estimated to cost $276,834. On December 14, 2023, the Company entered into a further agreement with the vendor for a co-build of 30 additional spectrometers at an estimated cost of $122,743. As of December 31, 2023, a total of 35 units were built and 45 were in progress. As of December 31, 2023, a total cost of $272,198 were incurred, of which $243,448 is recorded as inventory and the remaining amount is included in research and development costs in the consolidated statement of operations.

Litigation and loss contingencies

From time to time, the Company may be subject to other legal proceedings, claims, investigations, and government inquiries (collectively, legal proceedings) in the ordinary course of business. It may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. There are no currently pending legal proceedings that the Company believes will have a material adverse impact on the Company’s business or consolidated financial statements.

Stock Purchase Agreement

On November 17, 2023, the Company entered into a Purchase Agreement with Keystone (the “Common Stock Purchase Agreement”), whereby the Company has the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the lesser of (i) an aggregate of $20 million of newly issued shares of common stock and (ii) the Exchange Cap, on the terms and subject to the conditions set forth in the Purchaser . Unless earlier terminated, the shares of Common Stock that may be issued under the Common Stock Purchase Agreement may be sold by the Company to Keystone at its discretion until November 17, 2025.

Note 17 — Income Taxes

The Company’s net deferred tax assets as of December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Share-based compensation	$1,409,693	$61,791
Accrued expenses	242,763	—
Net operating loss carryforwards	2,116,963	124,598
Research and development	855,842	—
Lease liability	58,111	—
Deferred Revenue	143,430	—
General business tax credits	78,166	78,166
Total deferred tax assets	4,904,969	264,555
Valuation allowance	(4,848,399)	(261,560)
Deferred tax assets, net valuation allowance	$56,570	$2,995

Deferred tax liabilities
Fixed assets	$(550)	$(2,995)
Right of use asset	(56,020)	—
Total gross deferred tax liabilities	(56,570)	(2,995)
Net deferred tax liabilities	$—	$—

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $9,869,000 and $461,000, respectively which may be available to reduce future taxable income, and may be carried forward indefinitely. At December 31, 2023 and 2022, the Company had available state operating loss carryforwards of approximately $705,000 and $440,000, respectively, which expire between 2041 and 2042. In addition, as of December 31, 2023 and 2022, the Company has general business tax credit carryforwards of approximately $78,000 and $78,000, respectively available to reduce future tax liabilities. These unused general business tax credits can be carried forward indefinitely until utilized, respectively.

In accordance with FASB ASC Topic 740, Accounting for Income Taxes, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and share-based compensation. The Company has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance of $4,848,399 and $261,560 has been established at December 31, 2023 and 2022, respectively. The valuation allowance increased by $4,586,839 and $142,031 during the years ended December 31, 2023 and 2022, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2023	2022

U.S. federal statutory income tax rate	21.0%	21.0%
State tax benefit (expense), net of federal benefit	(6.9)%	6.3%
Permanent items
Change in fair value of earn-out liabilities	(112.4)%	—%
Loss on initial issuance of warrants	37.4%	—%
Share-based compensation – Arosa units	4.5%	—
Business Combination expenses	5.1%	—%
Current year tax credits	—%	6.8%
Change in valuation allowance	51.3%	(34.1)%
Income tax provision	0.0%	0.0%

The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended December 31, 2023 and 2022.

The Inflation Reduction Act was passed in August 2022, providing significant incentives for businesses to become more energy efficient by extending, increasing or expanding credits applicable to the production of clean energy and fuels as well as other provisions. These changes did not have a material impact on the income tax provision of the Company.

The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for the tax years from 2019 through 2022; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

Note 18 — Subsequent Events

In February 2024, the Company issued three promissory notes with aggregate principal amount of $125,000 inclusive of issue discounts of $25,000 in lieu of interest. These promissory notes mature one year after issuance.

On March 18, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with an investor, pursuant to which the Company agreed to sell securities to the investor in a private placement. The Subscription Agreement provided for the sale and issuance by the Company of (i) an aggregate of 1,538,461 shares of the Company’s common stock and (ii) an accompanying warrant to purchase up to 1,538,461 shares of common stock at an exercise price of $1.30 per share, for aggregate gross proceeds of approximately $2.0 million, before deducting related expenses. The warrant is immediately exercisable and may be exercised at any time until March 18, 2027.