Form 10-Q
period 2024-03-31
Spectaire Holdings Inc.
filed 2024-05-15
CIK 1844149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-40976

SPECTAIRE HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1578608
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

155 Arlington St. Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

(508) 213-8991

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

As of May 10, 2024, there were 18,412,302 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 0 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

SPECTAIRE HOLDINGS INC.

i

SPECTAIRE HOLDINGS INC.

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash	$31,414	$342,996
Inventories	163,806	243,448
Prepaid expenses and other assets	474,032	577,665
Total current assets	669,252	1,164,109
Property and equipment, net	60,929	67,193
Operating lease right of use asset	185,728	205,053
Deposits	6,700	6,700
Total assets	$922,609	$1,443,055

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable – related party (note 8)	$—	$20,600
Accounts payable	1,074,936	1,885,390
Accrued legal costs	7,353,667	6,765,906
Accrued interest expense	1,375,472	1,014,360
Other accrued expenses	1,408,876	1,867,822
Investor deposit	1,000,000	—
Other current liabilities	623,780	123,780
Deferred revenue	673,878	525,000
Notes payable	429,370	429,370
Loan payable	6,680,769	5,200,000
Convertible notes payable, net – related party (note 11)	1,411,516	1,411,516
Operating lease liability – current portion	78,786	75,808
Share based compensation liabilities	582,332	862,614
Forward purchase agreements	201,250	717,000
Deferred underwriting fees	5,635,000	5,635,000
Total current liabilities	28,529,632	26,534,166

Operating lease liability – non current portion	116,323	136,899
Earnout liabilities	611,000	1,964,000
Total liabilities	29,256,955	28,635,065

Commitments and contingencies (note 16)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 20,000,000 authorized shares and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 600,000,000 authorized shares and 16,022,566 shares and 15,344,864 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,602	1,534
Subscription receivable	(149,999)	—
Additional paid in capital	1,511,769	—
Accumulated deficit	(29,697,718)	(27,193,544)
Total stockholders’ deficit	(28,334,346)	(27,192,010)
Total liabilities and stockholders’ deficit	$922,609	$1,443,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTAIRE HOLDINGS INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues	$—	$—

Costs and expenses:
Sales and marketing	131,291	105,000
General and administrative	919,796	3,611,677
Research and development	945,125	599,227
Depreciation expense	8,520	2,997
Total costs and expenses	2,004,732	4,318,901
Operating loss	(2,004,732)	(4,318,901)
Other income (expense):
Interest expense	(2,379,320)	(37,654)
Change in fair value of forward purchase agreements	515,750	—
Change in fair value of earnout liabilities	1,353,000	—
Other miscellaneous income	11,128	—
Loss before income taxes	(2,504,174)	(4,356,555)
Income tax expense	—	—
Net Loss	$(2,504,174)	$(4,356,555)

Net loss per common share, basic and diluted	$(0.16)	$(0.69)
Weighted average shares outstanding, basic and diluted	15,556,204	6,338,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTAIRE HOLDINGS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended March 31, 2024

	Preferred Stock		Common Stock		Subscription	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance at December 31, 2023	—	$—	15,344,864	$1,534	$—	$—	$(27,193,544)	$(27,192,010)
Issuance of common stock	—	—	677,702	68	(149,999)	832,109	—	682,178
Proceeds from forward purchase agreements	—	—	—	—	—	679,660	—	679,660
Net loss	—	—	—	—	—	—	(2,504,174)	(2,504,174)
Balance at March 31, 2024	—	$—	16,022,566	$1,602	$(149,999)	$1,511,769	$(29,697,718)	$(28,334,346)

For the Three Months Ended March 31, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	5,100,000	$510	9,042,818	$904	$344,100	$(1,139,407)	$(793,893)
Retroactive application of Business Combination (note 1)	(5,100,000)	(510)	(2,820,826)	(282)	792	—	—
Balance at December 31, 2022	—	—	6,221,992	622	344,892	(1,139,407)	(793,893)
Share-based compensation	—	—	199,073	20	1,357,028	—	1,357,048
Issuance of common stock	—	—	139,291	14	(14)	—	—
Distribution of shares relating to the Arosa Loan Agreement	—	—	—	—	(1,500,000)	—	(1,500,000)
Net loss	—	—	—	—	—	(4,356,555)	(4,356,555)
Balance at March 31, 2023	—	$—	6,560,356	$656	$201,906	$(5,495,962)	$(5,293,400)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTAIRE HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(2,504,174)	$(4,356,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,520	2,997
Amortization of right of use assets	19,325	—
Share-based compensation	1,426,851	1,357,048
Change in fair value of stock based compensation liabilities	(1,707,133)	—
Non-cash interest expense	2,341,880	37,654
Change in fair value of forward purchase agreements	(515,750)	—
Change in fair value of earnout liabilities	(1,353,000)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	103,633	(7,954)
Inventories	79,642	—
Accounts payable – related party	(20,600)	(188,000)
Accounts payable, accrued legal costs and other accrued expenses	(681,638)	1,538,595
Operating lease payments	(17,598)	—
Deferred revenue	148,878	148,780
Net cash used in operating activities	(2,671,164)	(1,467,435)

Cash Flows from Investing Activities
Purchases of property and equipment	(2,256)	(10,761)
Net cash used in investing activities	(2,256)	(10,761)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	682,178	—
Proceeds from investor subscription	1,000,000	—
Proceeds from loan	—	5,000,000
Proceeds from convertible notes payable – related party (note 11)	100,000	1,594,980
Repayment of convertible notes payable – related party (note 11)	(100,000)	—
Proceeds from forward purchase agreements	679,660	—
Net cash provided by financing activities	2,361,838	6,594,980

Net (decrease) increase in cash, cash equivalents and restricted cash	(311,582)	5,116,784
Cash, cash equivalents and restricted cash, beginning of period	342,996	18,886
Cash, cash equivalents and restricted cash, end of the period	$31,414	$5,135,670

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$31,414	$2,135,670
Restricted cash	—	3,000,000
Total cash, cash equivalents and restricted cash shown in the statement of cash flow	$31,414	$5,135,670

Non-Cash investing and financing activities:
Distribution of shares relating to the Arosa Loan Agreement (note 9)	$—	$1,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Spectaire Holdings Inc. (“Spectaire” or the “Company”), a Delaware corporation incorporated in September 2022, is an industrial technology company whose core offering allows its customers to measure, manage, and potentially reduce carbon dioxide equivalent (CO2e) and other greenhouse gas emissions.

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

On October 11, 2023, the Company entered into a private placement subscription agreement (the “PIPE Subscription Agreement”) with an investor (the “PIPE Investor”), pursuant to which the PIPE Investor agreed to subscribe for newly-issued shares of Common Stock (the “PIPE Shares”), with an aggregate purchase price of $3,500,000. On October 19, 2023 (“Closing”), concurrently with the closing of the Business Combination, the PIPE Investor closed on the purchase of 50,000 PIPE Shares at a price of $10.00 per share, for an aggregate purchase price of $500,000 (the “PIPE Investment”). Pursuant to the PIPE Subscription Agreement, within two years following the Closing, the PIPE Investor will purchase additional PIPE Shares in one or multiple subsequent closings for a purchase price per share of $10.00 (subject to as described in the PIPE Subscription Agreement) for an aggregate purchase price of $3,000,000 (the “Additional Investments”). The purchase and sale of the PIPE Shares in the Additional Investments is conditioned upon certain conditions as noted in the PIPE Subscription Agreement. The PIPE Shares issued and sold in the PIPE Investment and to be issued and sold in the Additional Investments pursuant to the PIPE Subscription Agreement have not been and will not be registered under the Securities Act of 1933 (the “Securities Act”) and have been and will be issued in reliance on the availability of an exemption from such registration. For the three months ended March 31, 2024, there were no shares purchased under this PIPE Subscription Agreement.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the terms of the Arosa Loan Agreement dated March 31, 2023 (See Note 9), Spectaire issued to Arosa a warrant to purchase a number of shares of common stock of Spectaire representing 10.0% of the outstanding number of shares of common stock of Spectaire on a fully diluted basis as of March 31, 2023 at an exercise price of $0.01 per share, subject to adjustment as described in the Arosa Loan Agreement (the “Closing Date Warrant”). Pursuant to the Arosa Loan Agreement, on October 19, 2023, in connection with the closing of the Business Combination, the Company issued an additional warrant to Arosa to purchase 2,194,453 shares of Common Stock, subject to adjustment as described therein (the “Additional Warrant”). The Additional Warrant is exercisable at any time and from time to time from the date of its issuance until October 19, 2028 at an exercise price of $0.01 per share. Upon the issuance of the Additional Warrant, Arosa and the Company agreed to terminate and cancel the Closing Date Warrant. The shares of Common Stock underlying the Additional Warrant represented approximately 10.3% of the outstanding number of shares of Common Stock outstanding as of immediately following the consummation of the Business Combination on a fully diluted basis.

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

Note 2 — Liquidity and Going Concern

Historically, the Company’s primary sources of liquidity have been cash flows from contributions from founders or other investors. For the three months ended March 31, 2024, the Company reported an operating loss of $2.0 million and negative cash flows from operations of $2.7 million. As of March 31, 2024, the Company had an aggregate unrestricted cash balance of $31 thousand, a net working capital deficit of $27.9 million, and accumulated deficit of $29.7 million.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed consolidated financial statements are available to be issued. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by US GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2023.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Actual results could materially differ from these estimates. On an ongoing basis, the Company evaluates its estimates including those relating to inventory valuation, fair values, income taxes, and contingent liabilities among others. The Company bases its estimates on assumptions both historical and forward looking that are believed to be reasonable, the results of which form the basis for making judgements about the carrying values of assets and liabilities.

In addition, management monitors the effects of the global macroeconomic environment, including increasing inflationary pressures; social and political issues; regulatory matters, geopolitical tensions; and global security issues. The Company is also mindful of inflationary pressures on its cost base and is monitoring the impact on customer preferences.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and marketable securities. Bank deposits are held by accredited financial institutions and these deposits may at times be in excess of federally insured limits. The Company limits its credit risk associated with cash and cash equivalents by placing them with financial institutions that it believes are of high quality. The Company has not experienced any losses on its deposits of cash or cash equivalents. As of March 31, 2024, the cash balance does not exceed the FDIC limit. does As of December 31, 2023, the Company held approximately $90,000 in cash and cash equivalents above the FDIC limit. The Company has not experienced any losses in such accounts.

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

Any contingent consideration (“Earnout liabilities”) is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the condensed consolidated statements of operations in the period of change.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. As of March 31, 2024 and December 31, 2023, there were no cash equivalents. The Company maintains its cash in checking and savings accounts. Income generated from cash held in savings accounts is recorded as interest income.

Restricted Cash

Certain deposits are restricted as to withdrawal or usage against these deposits. Restricted term deposits are classified as current assets based on the term of the deposit and the expiration date of the underlying restriction.

With respect to the Arosa Loan Agreement (Note 9), the Company deposited $3,000,000 of cash into a restricted escrow account, to be later released upon the satisfaction of certain covenants as specified. These funds were released from escrow on April 17, 2023.

Inventories

Inventories consist of finished stock of spectrometer units built by the Company and recorded at the lower of cost or net realizable value and work -in- progress units measured at cost. The Company regularly reviews inventory quantities and records a provision for excess and/or obsolete inventory which reduces the cost basis of the inventory. There was no inventory reserve as of March 31, 2024 and December 31, 2023.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the components of inventory at March 31, 2024 and December 31, 2023.

	March 31,	December 31,
	2024	2023
Finished goods	$579,257	$291,492
Work in progress	59,806	173,448
Total	639,063	464,940
Lower of cost and market adjustment	(475,257)	(221,492)
Balance, end of period	$163,806	$243,448

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line basis over the estimated useful lives of the respective asset. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

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

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of certain financial instruments, such as cash equivalents, marketable securities, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of debt instruments for which the Company has not elected fair value accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. All of the Company’s debt is carried on the condensed consolidated balance sheets on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting.

The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year. For the three months ended March 31, 2024 and 2023, no transfers between levels have been recognized.

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its condensed consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Convertible Notes

The Company may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. In this case, the convertible notes represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the convertible notes date with a charge to expense in accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

Leases

The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use the underlying asset for the term of the lease and the lease liabilities represent an obligation to make lease payments arising from the lease. The Company’s lease agreement contains rent escalation provisions, which are considered in determining the ROU assets and lease liabilities. The Company begins recognizing rent expense when the lessor makes the underlying asset available for use by the Company. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term. The interest rate the Company uses to determine the present value of future lease payments is the Company’s incremental borrowing rate because the rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is a hypothetical rate for collateralized borrowings in economic environments where the leased asset is located based on credit rating factors. The ROU asset is determined based on the lease liability initially established and adjusted for any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. Certain leases contain variable costs, such as common area maintenance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the condensed consolidated statements of operations.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating leases are included in the ROU assets and lease liabilities on the condensed consolidated balance sheets. The Company has no finance leases.

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

Licensing agreement revenue

The Company enters into license agreements with strategic partners to sell and distribute AireCore™. For licenses of technology, recognition of revenue is dependent upon whether the Company has delivered rights to the technology, and whether there are future performance obligations under the contract. Revenue from non-refundable upfront payments is recognized when the license is transferred to the customer and the Company has no other performance obligations. Customers pay in advance for the licenses. Revenue is initially deferred and is recognized at the time the performance obligation is complete. At March 31, 2024 and December 31, 2023, $500,000 related to licensing agreements is included in deferred revenue on the condensed consolidated balance sheets.

Share-Based Compensation

The Company accounts for share-based compensation arrangements granted to employees in accordance with ASC 718, Compensation: Stock Compensation (“ASC 718”), by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including restricted stock awards, restricted stock units, convertible notes, warrants and earnout shares, to the extent dilutive. For the three months ended March 31, 2024 unvested restricted stock awards, restricted stock units, earnout shares and warrants were not included in the calculation of dilutive net loss per share as their effect will be anti-dilutive. There were no potential dilutive common stock equivalents for the three months ended March 31, 2023.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Property and Equipment

The following table summarizes the components of property and equipment, net:

	March 31,	December 31,
	2024	2023
Lab equipment	$104,474	$102,218
Total cost	104,474	102,218
Less: Accumulated depreciation	(43,545)	(35,025)
Property and equipment, net	$60,929	$67,193

Depreciation expense was $8,520 and $2,997 for the three months ended March 31, 2024 and 2023, respectively.

Note 6 — Leases

The Company leases its office space. The lease agreement does not contain any material residual value guarantees or material restrictive covenants. For the three months ended March 31, 2024 and 2023, $35,763 and $18,420 of operating lease cost are included in general and administrative expenses in the condensed consolidated statements of operations, respectively.

The following amounts were recorded in the Company’s condensed consolidated balance sheet relating to its operating leases and other supplemental information as of March 31, 2024:

Operating Leases

ROU Assets	$185,728
Lease Liabilities:
Current lease liabilities	$78,786
Non current lease liabilities	116,323
Total lease liabilities	$195,109

Other supplemental information:

March 31, 2024
Weighted average remaining lease term (years)	$2.25
Weighted average discount rate	5.00%

The following table presents the future lease payments relating to the Company’s operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2024:

Fiscal Year	March 31, 2024
Remainder of 2024	$64,320
2025	92,862
2026	49,056
Total undiscounted lease payments	206,238
Less: imputed interest	(11,129)
Total lease liabilities	$195,109

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Other Accrued Expenses

The following table summarizes other accrued expenses:

	March 31,	December 31,
	2024	2023
Accrued professional services	387,977	507,977
Insurance premium financing	250,864	507,348
Accrued payroll and bonus(1)	602,000	750,414
Other accrued expenses	168,035	102,083
	$1,408,876	$1,867,822

(1)

Includes $232,000 and $267,000 of accrued professional services due to an entity jointly owned by the Chief Executive Officer and Chief Information Officer of Spectaire  at March 31, 2024 and December 31, 2023, respectively (Note 8).

Note 8 — Related Parties Transactions

Accounts Payable - Related Party

The Chief Executive Officer and Chief Information Officer of Spectaire jointly own and are employed by an entity providing staffing services to Spectaire since inception. For the three months ended March 31, 2024 and 2023, $309,182 and $386,782, respectively of staffing services were provided and expensed by the Company as research and development expenses and general and administrative expenses in the condensed consolidated statements of operations of which $0 and $188,000 was due to the entity as of March 31, 2024 and December 31, 2023, respectively. In addition, during the year ended December 31, 2023, $450,000 of Business Combination incentive was provided and expensed by the Company as research and development expenses in the consolidated statement of operations of which there was $232,000 and $267,000 outstanding and included in accrued payroll and bonus within other accrued expenses on the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively.

In December 2023, the Chief Financial Officer advanced the Company a total of $20,600 to cover operating costs which is outstanding as of December 31, 2023 and was repaid in January 2024.

Convertible Promissory Notes – Related Party

As discussed in Note 11, certain related parties have entered into convertible notes with the Company.

PIPE Subscription Agreement

As discussed in Note 1, on October 11, 2023, the Company entered into a PIPE Subscription Agreement with an investor. On October 19, 2023, concurrently with the closing of the Business Combination, the investor closed on the purchase of 50,000 Class A Shares at a price of $10.00 per share, for an aggregate purchase price of $500,000. No additional shares were issued under this agreement as of March 31, 2024.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Joint Venture

On December 22, 2023, the Company entered into a joint venture agreement (the “Joint Venture”) with MLab Capital GmbH (“MLab”) and Spectaire Europe GmbH (“JVC”), a wholly owned subsidiary of MLab and an affiliate of a director of the Company. Under the Joint Venture, JVC is responsible for the marketing, sale and manufacture of the Company’s AirCore technology in Europe, the Middle East and South America. In accordance with the Joint Venture, the Company will consequently grant JVC an exclusive, non-sublicensable license to conduct such activities upon closing. In consideration for the rights granted by the Company to JVC, JVC agreed to pay to the Company an amount of $1.5 million. Pursuant to the Joint Venture’s payment schedule, JVC has paid the Company $500,000 as of March 31, 2024 and December 31, 2023, which has been recorded as deferred revenue on the condensed consolidated balance sheet. The remaining $1.0 million in payments to the Company are contingent upon a third party’s approval of the AirCore technology’s effectiveness and the delivery of units specified thereunder. The Joint Venture did not commence operations as of March 31, 2024 and any financial accounts are not material to the condensed consolidated financial statements.

Note 9 — Loan Payable

On March 31, 2023, Spectaire, as borrower, entered into the Arosa Loan Agreement with Arosa Multi-Strategy Fund LP (“Arosa”), as lender, providing for a term loan (the “Arosa Loan”) in a principal amount not to exceed $6.5 million (the “Loan Agreement”), comprised of (i) $5.0 million in cash of which (a) $2.0 million was funded to a deposit account of Spectaire and (b) $3.0 million (the “Arosa Escrow Funds”) was funded into an escrow account (the “Arosa Escrow Account”) pursuant to an escrow agreement, dated as of March 31, 2023, by and between Spectaire and Wilmington Savings Fund Society, FSB, and (ii) Arosa caused its affiliate to transfer founder units valued by the parties at $1.5 million (the “Arosa Founder Units”) to Spectaire. Spectaire will distribute the Arosa Founder Units to Spectaire’s shareholders (other than Arosa and its affiliates) on a pro rata basis. Release of the Arosa Escrow Funds from the Arosa Escrow Account is subject to the satisfaction or waiver of customary conditions, including certification that all representations and warranties contained in the Arosa Loan Agreement and related documents are true and correct in all material respects. In April 2023, all conditions for release of the funds from escrow were satisfied. On April 17, 2023, the funds held in Escrow in the Arosa Escrow Account were released. The Arosa Loan accrues interest at a rate of 20.0% per annum based on a 360 day year.

The Company may prepay all, but not less than all, of the outstanding balance of the Arosa Loan at any time upon three days’ prior written notice to Arosa. Spectaire will be required to repay the outstanding principal amount of the Arosa Loan, plus the interest accrued and all other sums, if any, that have become due and payable under the Arosa Loan Agreement, upon the occurrence of an event of default under the Arosa Loan Agreement, the closing of the Business Combination or the occurrence of a Change of Control (as defined in the Arosa Loan Agreement). In addition, upon the receipt by Spectaire or any of its subsidiaries of proceeds from an asset sale, Spectaire will be required to repay all or a portion of the outstanding principal amount of the Arosa Loan equal to the amount of the proceeds received from such asset sale.

Pursuant to the Arosa Loan Agreement, Spectaire will pay to Arosa all expenses incurred by Arosa through and after September 30, 2023 relating to the Arosa Loan, provided that Spectaire will not be required to pay any fees of counsel to Arosa incurred on or prior to March 27, 2023 in excess of $200,000. For the three months ended March 31, 2024 and the year ended December 31, 2023, $0 and $119,576 was expensed for counsel fees under the Arosa Loan Agreement, respectively, of which $44,576 is included in accounts payable on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

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

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 31, 2023, in accordance with the terms of the Arosa Loan Agreement, Spectaire agreed to issue to Arosa a warrant to purchase a number of shares of Spectaire Common Stock representing 10.0% of the outstanding number of shares of Spectaire Common Stock on a fully diluted basis as of March 31, 2023 at an exercise price of $0.01 per share, subject to adjustment as described in the Arosa Loan Agreement (the “Closing Date Warrant”). Pursuant to the Arosa Loan Agreement, Spectaire will, upon the closing of the Business Combination, issue an additional warrant to Arosa to purchase a number of shares of NewCo Common Stock equal to 5.0% of the outstanding number of shares of NewCo Common Stock on a fully diluted basis at an exercise price of $0.01 per share, subject to adjustment as described in the Arosa Loan Agreement (“the “Additional Warrants”). Taken together after giving effect to the closing of the Business Combination, the shares of NewCo common stock underlying the Closing Date Warrant and the Additional Warrant will represent 10.3% of the outstanding number of shares of NewCo Common Stock on a fully diluted basis. On May 2, 2023, the Company issued Arosa the Closing Date Warrant to purchase 2,200,543 shares of common stock. As a result of the issuance of the warrant, which met the criteria for equity classification under applicable US GAAP, the Company recorded additional paid-in capital in the amount of $13.8 million which was the fair value of the Closing Date Warrant on the issuance date. As a result, the Company recognized a loss on initial issuance of Closing Date Warrant of $7.3 million and a debt discount of $6.5 million. As of March 31, 2024, the debt discount is fully accreted.

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

Pursuant to the Arosa Loan Agreement, on October 19, 2023, in connection with the closing of the Business Combination, the Company issued the Additional Warrant to Arosa to purchase 2,194,453 shares of Common Stock, subject to adjustment as described therein. Upon the issuance of the Additional Warrant, Arosa and the Company agreed to terminate and cancel the Closing Date Warrant. The shares of Common Stock underlying the Additional Warrant represented approximately 10.3% of the outstanding number of shares of Common Stock outstanding as of immediately following the consummation of the Business Combination on a fully diluted basis. As a result of the issuance of the warrant, which met the criteria for equity classification under applicable US GAAP, the Company recorded additional paid-in capital in the amount of $9.3 million which was the fair value of the warrants on the issuance date. As a result, the Company recognized a loss on initial issuance of warrants of $8.6 million and debt discount of $0.7 million. The debt discount is accreted over the term of the loan and netted against the loan principal. As of March 31, 2024, the debt discount is fully accreted.

The Arosa Loan and the Additional Advance matured on March 27, 2024 (the “Maturity Date”). On April 5, 2024, the Company entered into an amended loan agreement with Arosa with an effective date of March 27, 2024 (the “Amended Arosa Loan Agreement”). The Amended Arosa Loan Agreement extends the maturity date to June 1, 2024 and additional interest of $500,000 is payable to Arosa on the effective date of the agreement. In April 2024, the Company paid to Arosa $500,000 which is treated as a debt issuance cost and amortized over the term of the Amended Arosa Loan. At March 31, 2024, the debt issuance cost of $500,000 was due and payable and is recorded in other current liabilities on the condensed consolidated balance sheet. For the three months ended March 31, 2024, $30,769 of amortized debt issuance cost is included in interest expense on the condensed consolidated statement of operations. At March 31, 2024, $6.7 million of principal net of debt issuance cost is reported in loan payable on the condensed consolidated balance sheet. At December 31, 2023, $5.2 million of principal net of loan discount is reported in loan payable on the condensed consolidated balance sheet.

Note 10 — Note Payable

On October 4, 2023, the Company entered into a subscription agreement with an investor to cover working capital expenses of $650,000 prior to the closing of the Business Combination. In connection with the consideration received, the Company issued 0.9 shares of Class A common stock for each dollar contributed by the investor’s capital contribution or 585,000 shares. The note does not accrue interest and is due upon the close of the Business Combination. In the event of a default in payment, the Company shall issue to the investor 0.1 shares of common stock monthly for every $1 outstanding until the default is cured. The note was not fully repaid at the close of the Business Combination and as of March 31, 2024 and December 31, 2023, there was $429,370 owed under this subscription agreement, which is included on the condensed consolidated balance sheet. As at March 31, 2024, the Company transferred 171,748 shares to the investor pursuant to this agreement. At March 31, 2024, a total of 85,874 shares are pending to be transferred to the investor under this agreement.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Convertible Notes Payable – Related Party

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

In order to finance transaction costs in connection with a Business Combination, PCCT entered into certain loans with the initial shareholders, affiliates of the initial shareholders and certain of PCCT’s directors and officers (“Working Capital Loans”). On October 17, 2023, PCCT amended the debt, extending the maturity date to 180 days  following the consummation of the Business Combination unless converted at the close of the Business Combination. At the close of the Business Combination, there were insufficient funds in the PCCT trust account to repay these loans and the Working Capital Loans were not converted at the close of the Business Combination. Accordingly, the Company assumed the Working Capital Loans at the close of the Business Combination and as of March 31, 2024 and December 31, 2023, the outstanding amount of Working Capital Loans was $536,701 and was recorded in convertible notes payable - related party on the condensed consolidated balance sheet, respectively. On April 23, 2024, the Company amended and restated the debt effective April 14, 2024 (the “Amended Working Capital Loans”), extending the maturity date to one year following the effective date. At the option of the Company, the amount outstanding under this loan can repaid by conversion into redeemable warrants to purchase the equivalence of Class A common stock at a conversion price of $1 per warrant and an exercise price of $11.50.

Prior to the consummation of the Business Combination, on October 31, 2022, PCCT issued a convertible promissory note in the aggregate principal amount of up to $720,000 (the “Extension Loan”) to its sponsor. The Extension Loan was issued in connection with certain payments to be made by the sponsor into the PCCT trust account pursuant to PCCT’s amended and restated certificate of incorporation, to provide PCCT with an extension of the date by which it must consummate an initial business combination from November 1, 2022 to November 1, 2023 (the “extension”). The contribution(s) and the Extension Loan does not bear interest. At the close of the Business Combination, there were insufficient funds in the trust to repay this loan and the Extension Loan was not converted at the close of the Business Combination. On April 10, 2023, PCCT amended the debt, increasing the aggregate principal amount of the Extension Loan up to $1,200,000. On October 17, 2023, PCCT amended the debt, extending the maturity date to one year following the consummation of the Business Combination unless converted at the close of the Business Combination. As the Extension Loan did not convert at the close of the Business Combination, the Company assumed the Extension Loan and as of March 31, 2024 and December 31, 2023, $574,815 is outstanding and recorded in convertible notes payable- related party on the condensed consolidated balance sheets, respectively.

As discussed in Note 16, on November 17, 2023, the Company entered into a common stock purchase agreement (the “Common Stock Agreement) with Keystone whereby the Company has the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the lesser of (i) an aggregate of $20 million of newly issued shares of common stock and (ii) the Exchange Cap, on the terms and subject to the conditions set forth in the Purchaser . On November 17, 2023, the Company entered into a convertible note with an investor (the “Holder”) as settlement of the commitment fee related to the Common Stock Agreement, in the aggregate, $300,000 (the “New Convertible Promissory Notes”) which is recorded as capital raise expense in the consolidated statement of operations for the year ended December 31, 2023. The New Convertible Promissory Note bears interest at a rate of 5% per annum and subject to the conversion provisions, all principal and interest shall be due and payable on May 17, 2024. At the sole discretion of the Holder, the principal and accrued interest may be converted in part of whole into share of common stock of the Company equivalent to the average dollar volume-weighted average price of a share of Common Stock during the five (5) trading day period ending on the trading day immediately prior to the date of the conversion notice (the “VWAP Price”). If the VWAP Price is less than $1.00, the VWAP Price shall be deemed to be $1.00. At March 31, 2024 and December 31, 2023, $300,000 owing under this promissory note is included in convertible notes – related party on the condensed consolidated balance sheets at par, respectively.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Convertible Notes Payable

In February 2024, the Company issued three promissory notes with aggregate principal amount of $125,000 inclusive of issue discounts of $25,000 in lieu of interest. These promissory notes mature one year after issuance. In March 2024, the Company repaid the promissory notes.

Note 13 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Common stock — The Company is authorized to issue 600,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were 16,022,566 shares and 15,344,864 shares of common stock issued and outstanding, respectively. Each share of Common Stock has one vote and has similar rights and obligations.

As part of PCCT’s initial public offering (“IPO”), PCCT issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, PCCT completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. At March 31, 2024 and December 31, 2023, there are 11,500,000 Public Warrants and 10,050,000 Private Placement warrants outstanding.

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

The Company accounts for the 21,550,000 warrants issued in connection with the PCCT IPO in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging (“ASC 815”). Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Share-based Compensation

Restricted Stock Awards

In October 2022, Spectaire granted 3,144,335 shares of restricted stock awards to certain executives that vest over four years. One year of vesting was recognized on the grant date and the remaining three years will vest monthly. The Company determined the fair value of the awards at the grant date to be a total compensation of $21,712,760 ($21,720,000 less cash paid of $7,240). The Company recognized $1,357,048 in compensation expense for the three months ended March 31, 2024 and 2023, which is included in general and administrative expenses in the condensed consolidated statements of operations. Subsequent to the close of the Business Combination, and as of March 31, 2024 and December 31, 2023, the Company did not have sufficient registered shares to issue. The fair values as of March 31, 2024 and December 31, 2023 were $0.71 and $1.65, respectively. Consequently, the Company recorded $139,925 of compensation expense recognized for the three months ended March 31, 2024 as a liability which is included in current liabilities on the condensed consolidated balance sheet. For the three months ended March 31, 2024, a decrease in fair values of compensation liability of $183,929 is included in compensation expense on the condensed consolidated statement of operations. As of March 31, 2024 and December 31, 2024, $279,849 and $323,854 of compensation expense is reported as a liability and is included in current liabilities on the condensed consolidated balance sheets, respectively. As of March 31, 2024, the remaining unrecognized compensation expense of the restricted stock awards is $8,142,285 with a weighted average remaining life of 1.50 years.

2022 Equity Incentive Plan

In December 2022, the Board of Directors of the Company approved the Spectaire Inc. 2022 Equity Incentive Plan (the “Plan”) whereby it may grant to certain employees and advisors an award, such as, (a) Incentive Stock Options, (b) Non-Qualified Stock Options, (c) Restricted Stock and (d) Restricted Stock Units, of the Company (“Incentive Award”). On March 1, 2023, the Company issued 2,510,000 Restricted Stock Units to certain employees and board members. These awards become vested and nonforfeitable upon the satisfaction, on or before the expiration date, of both, a service requirement and an applicable liquidity event. The consummation of the Business Combination represented a termination event that required recognition of the share-based payment compensation expense. Upon consummation of the Business Combination and as of March 31, 2024 and December 31, 2023, the Company did not have sufficient registered shares to issue. The fair values as of March 31, 2024 and December 31, 2023 were $0.71 and $1.65, respectively. The Company recognized $69,804 in compensation expense for three months ended March 31, 2024 which is included in general and administrative expenses in the condensed consolidated statement of operations. For the three months ended March 31, 2024, a decrease in fair value of compensation liability of $306,081 is included in compensation expense on the condensed consolidated statement of operations. As at March 31, 2024 and December 31, 2023, the resultant liability under the Plan of $302,483 and $538,760, respectively, is included in current liabilities on the condensed consolidated balance sheet.

Arosa Founder Units

As described in Note 9, Arosa caused its affiliate to transfer founder units valued by the parties at $1.5 million (the “Arosa Founder Units”) to Spectaire. Immediately prior to the close of the Business Combination, Spectaire distributed the Arosa Founder Units to Spectaire’s shareholders (other than Arosa and its affiliates) on a pro rata basis.. The transfer of Arosa Founder Units to Spectaire employees and service advisors is subject to ASC 718. Under ASC 718, compensation associated with equity-classified awards is measured at fair value upon the grant date. The Arosa Founder Units were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Stock-based compensation of $1,913,637 was recognized in general and administrative expenses upon consummation of the Business Combination in October 2023 based on the grant date fair value per share of $3.84. The fair value was determined by applying a 15% discount for lack of marketability to the market price of the share on date of grant.

Note 15 — Fair Value Measurements

The Company accounts for certain liabilities at fair value and classifies these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities subject to fair value measurements at March 31, 2024 are as follows:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Forward purchase agreements	$-	$-	$201,250	$201,250
Earnout liabilities	-	-	611,000	611,000
Share based compensation liabilities	582,332	-	-	582,332
Total liabilities	$582,332	$-	$812,250	$1,394,582

Liabilities subject to fair value measurements at December 31, 2023 are as follows:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Forward purchase agreements	$-	$-	$717,000	$717,000
Earnout liabilities	-	-	1,964,000	1,964,000
Share based compensation liabilities	862,614	-	-	862,614
Total liabilities	$862,614	$-	$2,681,000	$3,543,614

Forward purchase agreement liabilities

In connection with the Business Combination, the Company entered into Forward Purchase Agreements as defined in Note 1. Pursuant to the terms of the Forward Purchase Agreements, the Sellers intend, but are not obligated, to purchase up to a maximum of 2,080,915 of PCCT’s Class A Ordinary Shares from holders (other than PCCT or its affiliates) who have elected to redeem such shares in connection with the Business Combination. Purchases by the Sellers will be made through brokers in the open market after the redemption deadline of October 18, 2024 in connection with the Business Combination at a price no higher than the redemption price to be paid by the Company in connection with the Business Combination. The Forward Purchase Agreements are within the scope of ASC 480 due to the obligation to repurchase the issuer’s equity shares and transfer cash. Upon the close of the Business Combination, a fair value of $965,000 was assumed by Spectaire. Subsequent to the close of the Business Combination and to December 31, 2023, the Company received proceeds of $346,323 related to the Forward Purchase Agreements. For the three months ended March 31, 2024, the Company received $679,660 related to the Forward Purchase Agreements. The proceeds are included in additional paid-in capital on the condensed consolidated balance sheets. As of March 31, 2024, 161,000 shares remain outstanding under the Forward Purchase Agreements and the forward purchase agreement liabilities were calculated based on the put option price and number of shares that remain outstanding. Based on the above, $515,750 was recognized as a net gain within change in fair value of forward purchase agreements on the condensed consolidated statements of operations for the three months ended March 31, 2024.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnout Liabilities

Holders of former PCCT Common Stock will be entitled to receive additional Earnout Shares if certain conditions are met. The number of Earnout Shares will be equal to 7,500,000 additional shares of PCCT Common Stock (as equitably adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to the Company’s Common Stock occurring on or after the Closing). The Earnout Shares may be issued in three equal tranches upon the volume-weighted price per share of PCCT Common Stock equaling or exceeding $15.00, $20.00 or $25.00 for at least 20 trading days in any consecutive 30-day trading period within the five-year period (“Earnout Period”) following the closing of the Business Combination. If, during the Earnout Period, there is a Change of Control where the Company (“Acquiror”) or its stockholders have the right to receive consideration implying a value per share of Acquiror Common Stock of less than $15 no Earnout Shares will be issuable. If the value per share of Acquiror Common Stock is greater than or equal to $15 but less than $20 than Acquiror shall issue 2,500,000 shares of Acquiror Common Stock to the Eligible Company Equityholders. If the value per share of Acquiror Common Stock is greater than or equal to $20 but less than $25 than Acquiror shall issue 5,000,000 shares of Acquiror Common Stock to the Eligible Company Equityholders. If the value per share of Acquiror Common Stock is greater than or equal to $25 than Acquiror shall issue 7,500,000 shares of Acquiror Common Stock to the Eligible Company Equityholders.

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

In accordance with ASC 718, these are awards granted with a market condition. The effect of this market condition was reflected in the grant-date fair value of an award. The fair value of the earnout shares was estimated using a Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates. Below are the key assumptions used in valuing the earnout shares:

	As of March 31, 2024	As of December 31, 2023
Stock Price	$0.71	$1.65
Volatility	70%	60%
Risk free rate of return	4.25%	3.62%
Expected term (in years)	4.55	4.8

	As of March 31, 2024	As of December 31, 2023
Liability at beginning of the period	$1,964,000	$—
Assumed in the Business Combination	—	49,894,000
Change in fair value	(1,353,000)	(47,930,000)
Balance at end of the period	$611,000	$1,964,000

Note 16 — Commitments and Contingencies

License Agreement

The Company has a license agreement (the “License Agreement”) with MIT. As part of the License Agreement, in exchange for certain patent rights owned by MIT, the Company issued MIT shares that contained an anti-dilution provision which states that until the Company reaches a funding threshold of $4,000,000, MIT must retain a 2.5% common stock ownership on a fully-diluted basis. In connection with the License Agreement, the Company issued MIT 316,614 shares in January 2023.

In April 2023, an additional 58,500 shares were issued to MIT in connection with the License Agreement.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred underwriting fees

Upon the consummation of the Business Combination, Spectaire assumed $5,635,000 of deferred underwriting fees related to PCCT’s initial public offering. At March 31, 2024 and December 31, 2023, these fees are included as a current liability  on the condensed consolidated balance sheets.

AireCore™ Mass Spectrometer Program

On June 30, 2023, the Company entered into an agreement with a vendor in which the vendor will support the Company with a co-build of five Spectrometer facilities followed by documentation and assembly of 50 AireCore™ Mass Spectrometers at the vendor’s facility. The co-build, documentation and assembly is estimated to cost $276,834. On December 14, 2023, the Company entered into a further agreement with the vendor for a co-build of 30 additional spectrometers at an estimated cost of $122,743. As of March 31, 2024, a total of 65 units were built and 0 were in progress. As of December 31, 2023, a total of 35 units were built and 45 were in progress. As of March 31, 2024 and December 31, 2023, a total cost of $289,531 and $272,198, respectively were incurred, of which $289,512 and $243,448, respectively is recorded as inventory, prior to any lower of cost or market adjustment, and the remaining amount is included in research and development costs in the condensed consolidated statement of operations.

Litigation and loss contingencies

From time to time, the Company may be subject to other legal proceedings, claims, investigations, and government inquiries (collectively, legal proceedings) in the ordinary course of business. It may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. There are no currently pending legal proceedings that the Company believes will have a material adverse impact on the Company’s business or condensed consolidated financial statements.

Stock Purchase Agreement

On November 17, 2023, the Company entered into a Purchase Agreement with Keystone (the “Common Stock Purchase Agreement”), whereby the Company has the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the lesser of (i) an aggregate of $20 million of newly issued shares of common stock and (ii) the Exchange Cap, on the terms and subject to the conditions set forth in the Purchaser .. Unless earlier terminated, the shares of Common Stock that may be issued under the Common Stock Purchase Agreement may be sold by the Company to Keystone at its discretion until November 17, 2025. For the three months ended March 31, 2024, the Company sold 677,702 shares for total purchase price of $832,177 to Keystone under this agreement. As at March 31, 2024, $149,999 owing by Keystone for shares issued was reported as subscription receivable in equity.

Subscription Agreement

On March 18, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with an investor, pursuant to which the Company agreed to sell securities to the investor in a private placement. The Subscription Agreement provided for the sale and issuance by the Company of (i) an aggregate of 1,538,461 shares of the Company’s common stock and (ii) an accompanying warrant to purchase up to 1,538,461 shares of common stock at an exercise price of $1.30 per share, for aggregate gross proceeds of approximately $2.0 million, before deducting related expenses. The warrant is immediately exercisable and may be exercised at any time until March 18, 2027. The warrants meet the requirements under ASC 815 for equity classification and will be recorded and classified within the condensed consolidated statement of changes in stockholders’ deficit based on allocated proceeds upon the issuance of shares. In March 31, 2024, $1,000,000 was received under this agreement and reported as investor deposit on the condensed consolidated balance sheet. As of March 31, 2024, there were no shares issued under this agreement.

Note 17 — Subsequent Events

The Company has evaluated and recognized or disclosed subsequent events, as appropriate, from the condensed consolidated balance sheet date through the date these condensed consolidated financial statements were available to be issued.

On April 5, 2024, the Company entered into the Amended Arosa Loan Agreement - see Note 9.

On April 23, 2024, the Company amended and restated the Working Capital Loans effective April 14, 2024, extending the maturity date to one year following the effective date – see Note 11.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 included herein, our audited consolidated financial statements as of the year ended December 31, 2023 included in our annual report on Form 10-K, and other information included elsewhere in this report. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Recent Developments

Joint Venture

On December 22, 2023, the Company entered into a joint venture agreement (the “Joint Venture”) with MLab Capital GmbH (“MLab”) and Spectaire Europe GmbH (“JVC”), a wholly owned subsidiary of MLab and an affiliate of a director of the Company. Under the Joint Venture, JVC is responsible for the marketing, sale and manufacture of the Company’s AirCore technology in Europe, the Middle East and South America. In accordance with the Joint Venture, the Company will consequently grant JVC an exclusive, non-sublicensable license to conduct such activities upon closing. In consideration for the rights granted by the Company to JVC, JVC agreed to pay to the Company an amount of $1.5 million. Pursuant to the Joint Venture’s payment schedule, JVC has paid the Company $500,000 as of December 31, 2023, which has been recorded as deferred revenue on the condensed consolidated balance sheet. The remaining $1.0 million in payments to the Company are contingent upon a third party’s approval of the AirCore technology’s effectiveness and the delivery of units specified thereunder. The Joint Venture did not commence operations as of March 31, 2024 and any financial accounts are not material to the consolidated condensed financial statements.

Subscription Agreement

On March 18, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with an investor, pursuant to which the Company agreed to sell securities to the investor in a private placement. The Subscription Agreement provided for the sale and issuance by the Company of (i) an aggregate of 1,538,461 shares of the Company’s common stock and (ii) an accompanying warrant to purchase up to 1,538,461 shares of common stock at an exercise price of $1.30 per share, for aggregate gross proceeds of approximately $2.0 million, before deducting related expenses. The warrant is immediately exercisable and may be exercised at any time until March 18, 2027. The warrants meet the requirements under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”) for equity classification and will be recorded and classified within the condensed consolidated statement of changes in stockholders’ deficit based on allocated proceeds upon the issuance of shares. In March 31, 2024, $1,000,000 was received under this agreement and reported as investor deposit on the condensed consolidated balance sheet. As of March 31, 2024, there were no shares issued under this agreement.

Business Combination

Spectaire entered into the Merger Agreement with Perception Capital Corp. II (“PCCT”) on January 16, 2023. On October 19, 2023, Spectaire Merger Sub Corp. (“ Merger Sub”) merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of New Spectaire (the “Business Combination” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

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

The following table sets forth our condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023, and the dollar and percentage change between the two periods:

	For the Three Months ended March 31,
	2024	2023	$ Change	% Change
Revenue	$-	$-	$-	NM*
Costs and expenses:
Sales and marketing	131,291	105,000	26,291	25%
General and administrative	919,796	3,611,677	(2,691,881)	(75)%
Research and development	945,125	599,227	345,898	58%
Depreciation Expense	8,520	2,997	5,523	184%
Total costs and expenses	2,004,732	4,318,901	(2,314,169)	(54)%
Operating loss	(2,004,732)	(4,318,901)	2,314,169	(54)%
Other income (expense):
Interest Expense	(2,379,320)	(37,654)	(2,341,666)	6219%
Change in fair value of forward purchase agreement	515,750	-	515,750	NM*
Change in fair value of earnout liabilities	1,353,000	-	1,353,000	NM*
Other income:	11,128	-	11,128	NM*
Loss before income taxes	(2,504,174)	(4,356,555)	1,852,381	(57)%
Income tax expense	-	-	-	0%
Net loss	$(2,504,174)	$(4,356,555)	$1,852,381	(57)%

NM*	- Percentage change not meaningful

Sales and marketing

Sales and marketing increased by $26,291 or 25%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily related to an increase in personnel costs as Spectaire continues to develop and market its products and technology.

General and administrative expenses

General and administrative expenses decreased by $2,691,881 or 75%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily related to share-based compensation expense ($1,637,330), personnel costs ($1,010,062) and legal expenses ($832,462).

Research and development

Research and development increased by $345,898 or 58%, three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily related to the inventory mark -to- market adjustment loss as Spectaire continues to develop its products and technology.

Depreciation expense

Depreciation expense increased by $5,523 or 184% three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily related to depreciation on Spectaire’s lab equipment.

Interest Expense

Interest expense increased by $2,341,666 or 6219% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily related to the Arosa loan ($350,274) and amortization of discount relating to the warrants issued to Arosa ($1,950,000).

Fair value of forward purchase agreements

Upon consummation of the Business Combination, Spectaire assumed $965,000 in liabilities in connection with Forward Purchase Agreements. The change in fair value of $515,750 during the three months ended March 31, 2024 is recognized into earnings for the year ended December 31, 2023.

Fair value of earnout liabilities

Upon consummation of the Business Combination, Spectaire assumed $49,894,000 of earnout liabilities. The change in fair value of $1,353,000 is recognized into earnings for the three months ended March 31, 2024.

Other Income

During the three months ended March 31, 2024, Spectaire redeemed $11,128 of credit card cash rewards.

Net loss

Net loss was $2,504,174 for the three months ended March 31, 2024 compared to the net loss of $4,356,555 for the three months ended March 31, 2023. The change primarily relates to the decrease in share based compensation expense, personnel costs and interest expense, partially offset by changes in the fair value of earnout liabilities as discussed above.

Liquidity and capital resources

Historically, the Company’s primary sources of liquidity have been cash flows from contributions from founders or other investors. For the three months ended March 31, 2024, the Company reported an operating loss of $2.0 million and negative cash flows from operations of $2.7 million. As of March 31, 2024, the Company had an aggregate unrestricted cash balance of $0.03 million, a net working capital deficit of $27.9 million, and accumulated deficit of $29.7 million.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed consolidated financial statements are available to be issued. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Loan Payable

On March 31, 2023, Spectaire, as borrower, entered into the Arosa Loan Agreement with Arosa Multi-Strategy Fund LP (“Arosa”), as lender, providing for a term loan (the “Arosa Loan”) in a principal amount not to exceed $6.5 million (the “Loan Agreement”), comprised of (i) $5,000,000 in cash of which (a) $2.0 million was funded to a deposit account of Spectaire and (b) $3.0 million (the “Arosa Escrow Funds”) was funded into an escrow account (the “Arosa Escrow Account”) pursuant to an escrow agreement, dated as of March 31, 2023, by and between Spectaire and Wilmington Savings Fund Society, Federal Savings Bank (“FSB”), and (ii) Arosa caused its affiliate to transfer founder units valued by the parties at $1.5 million (the “Arosa Founder Units”) to Spectaire. Spectaire will distribute the Arosa Founder Units to Spectaire’s shareholders (other than Arosa and its affiliates) on a pro rata basis. Release of the Arosa Escrow Funds from the Arosa Escrow Account is subject to the satisfaction or waiver of customary conditions, including certification that all representations and warranties contained in the Arosa Loan Agreement and related documents are true and correct in all material respects. These funds were released from escrow on April 17, 2023. The Arosa Loan accrues interest at a rate of 20.0% per annum based on a 360 day year.

The Company may prepay all, but not less than all, of the outstanding balance of the Arosa Loan at any time upon three days’ prior written notice to Arosa. Spectaire will be required to repay the outstanding principal amount of the Arosa Loan, plus the interest accrued and all other sums, if any, that have become due and payable under the Arosa Loan Agreement, upon the occurrence of an event of default under the Arosa Loan Agreement, the closing of the Business Combination or the occurrence of a Change of Control (as defined in the Arosa Loan Agreement). In addition, upon the receipt by Spectaire or any of its subsidiaries of proceeds from an asset sale, Spectaire will be required to repay all or a portion of the outstanding principal amount of the Arosa Loan equal to the amount of the proceeds received from such asset sale.

Pursuant to the Arosa Loan Agreement, Spectaire will pay to Arosa all expenses incurred by Arosa through and after September 30, 2023 relating to the Arosa Loan, provided that Spectaire will not be required to pay any fees of counsel to Arosa incurred on or prior to March 27, 2023 in excess of $200,000. For the three months ended March 31, 2024 and the year ended December 31, 2023, $0 and $119,576 was expensed for counsel fees under the Arosa Loan Agreement, respectively, of which $44,576 is included in accounts payable on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

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

On March 31, 2023, in accordance with the terms of the Arosa Loan Agreement, Spectaire agreed to issue to Arosa a warrant to purchase a number of shares of Spectaire Common Stock representing 10.0% of the outstanding number of shares of Spectaire Common Stock on a fully diluted basis as of March 31, 2023 at an exercise price of $0.01 per share, subject to adjustment as described in the Arosa Loan Agreement (the “Closing Date Warrant”). Pursuant to the Arosa Loan Agreement, Spectaire will, upon the closing of the Business Combination, issue an additional warrant to Arosa to purchase a number of shares of NewCo Common Stock equal to 5.0% of the outstanding number of shares of NewCo Common Stock on a fully diluted basis at an exercise price of $0.01 per share, subject to adjustment as described in the Arosa Loan Agreement (the “Additional Warrants”). Taken together after giving effect to the closing of the Business Combination, the shares of NewCo common stock underlying the Closing Date Warrant and the Additional Warrant will represent 10.3% of the outstanding number of shares of NewCo Common Stock on a fully diluted basis. On May 2, 2023, the Company issued Arosa the Closing Date Warrant to purchase 2,200,543 shares of common stock. As a result of the issuance of the Closing Date Warrant, which met the criteria for equity classification under applicable US GAAP, the Company recorded additional paid-in capital in the amount of $13.8 million which was the fair value of the warrants on the issuance date. As a result, the Company recognized a loss on initial issuance of Closing Date Warrants of $7.3 million and a debt discount of $6.5 million. The debt discount is accreted over the term of the loan and netted against the loan principal. As of March 31, 2024, the debt discount is fully accreted

On October 13, 2023, The Company requested an additional advance in the aggregate principal amount of $650,000 (the “Additional Advance”) under the Arosa Loan Agreement. The Advance together with the original loan in the aggregate principial amount of $6,500,000 advanced by the Lender to the Borrower on or around March 31, 2023 constitute the Loan for all purposes under the Arosa Loan Agreement and the other Loan Documents such that the aggregate outstanding principal amount of the Loan after the making of the Additional Advance is $7,150,000, and all of the terms and conditions applicable to the Loan under the Arosa Loan Agreement and the other Loan Documents shall apply to the Additional Advance.

Pursuant to the Arosa Loan Agreement, on October 19, 2023, in connection with the closing of the Business Combination, the Company issued the Additional Warrant to Arosa to purchase 2,194,453 shares of Common Stock, subject to adjustment as described therein. Upon the issuance of the Additional Warrant, Arosa and the Company agreed to terminate and cancel the Closing Date Warrant. The shares of Common Stock underlying the Additional Warrant represented approximately 10.3% of the outstanding number of shares of Common Stock outstanding as of immediately following the consummation of the Business Combination on a fully diluted basis. As a result of the issuance of the warrant, which met the criteria for equity classification under applicable US GAAP, the Company recorded additional paid-in capital in the amount of $9.3 million which was the fair value of the warrants on the issuance date. As a result, the Company recognized a loss on initial issuance of warrants of $8.6 million and debt discount of $0.7 million. The debt discount is accreted over the term of the loan and netted against the loan principal. As of March 31, 2024, the debt discount is fully accreted.

The Arosa Loan and the Additional Advance matured on March 27, 2024 (the “Maturity Date”). On April 5, 2024, the Company entered into an amended loan agreement with Arosa with an effective date of March 27, 2024 (the “Amended Arosa Loan Agreement”). The Amended Arosa Loan Agreement extends the maturity date to June 1, 2024 and additional interest of $500,000 is payable to Arosa on the effective date of the agreement. In April 2024, the Company paid to Arosa $500,000 which is treated as a debt issuance cost and amortized over the term of the Amended Arosa Loan. At March 31, 2024, the debt issuance cost of $500,000 was due and payable and is recorded in other current liabilities on the condensed consolidated balance sheet. For the three months ended March 31, 2024, $30,769 of amortized debt issuance cost is included in interest expense on the condensed consolidated statement of operations. At March 31, 2024, $6.7 million of principal net of debt issuance cost is reported in loan payable on the condensed consolidated balance sheet. At December 31, 2023, $5.2 million of principal net of loan discount is reported in loan payable on the condensed consolidated balance sheets.

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

In order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the PCCT’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. On October 17, 2023, PCCT amended the debt, extending the maturity date to 180 days following the consummation of the Business Combination unless converted at the close of the Business Combination. The Working Capital Loans were not converted at the close of the business combination and as of December 23, 2023, the outstanding amount of Working Capital Loans were $536,701 was recorded in convertible promissory notes - related party on the condensed consolidated balance sheets. On April 23, 2024, the Company amended and restated the debt effective April 14, 2024 (the “Amended Working Capital Loans”), extending the maturity date to one year following the effective date. At the option of the Company, the amount outstanding under this loan can repaid by conversion into redeemable warrants to purchase the equivalence of Class A common stock at a conversion price of $1 per warrant and an exercise price of $11.50.

Prior to the consummation of the Business Combination, on October 31, 2022, PCCT issued a convertible promissory note in the aggregate principal amount of up to $720,000 (the “Extension Loan”) to its sponsor. The Extension Loan was issued in connection with certain payments to be made by the sponsor into the PCCT trust account pursuant to PCCT’s amended and restated certificate of incorporation, to provide PCCT with an extension of the date by which it must consummate an initial business combination from November 1, 2022 to November 1, 2023 (the “Extension”). The contribution(s) and the Extension Loan do not bear interest. At the close of the Business Combination, there were insufficient funds in the PCCT trust to repay this loan and the Extension Loan was not converted at the close of the Business Combination. On April 10, 2023, PCCT amended the debt, increasing the aggregate principal amount of the extension loan up to $1,200,000. On October 17, 2023, PCCT amended the debt, extending the maturity date to one year following the consummation of the Business Combination unless converted at the close of the Business Combination. As the Extension Loan did not convert at the close of the Business Combination, the Company assumed the Extension Loan and as of March 31, 2024 and December 31, 2023, $574,815 is outstanding and recorded in convertible notes payable - related party on the condensed consolidated balance sheets.

On November 17, 2023, the Company entered into the Common Stock Purchase Agreement with Keystone whereby we have the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the lesser of (i) an aggregate of $20 million of newly issued shares of common stock and (ii) the Exchange Cap, on the terms and subject to the conditions set forth in the Common Stock Purchase Agreement. On November 17, 2023, the Company entered into a convertible note with an investor (the “Holder”) to the investor as settlement of the commitment fee related to the Common Stock Purchase Agreement, in the aggregate, $300,000 (the “New Convertible Promissory Notes”) which is recorded as capital raise expense in the consolidated statement of operations for the year ended December 31, 2023. The Convertible Promissory Notes bear interest at a rate of 5% per annum and subject to the conversion provisions, all principal and interest shall be due and payable on May 17, 2024. At the sole discretion of the Holder, the principal and accrued interest may be converted in part of whole into share of common stock of the company equivalent to the average dollar volume-weighted average price of a share of Common Stock during the five (5) trading day period ending on the trading day immediately prior to the date of the conversion notice (the “VWAP Price”). If the VWAP Price is less than $1.00, the VWAP Price shall be deemed to be $1.00. At March 31, 2024 and December 31, 2023, $300,000 owing under this promissory note is included on the condensed consolidated balance sheets at par.

On March 18, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with an investor, pursuant to which the Company agreed to sell securities to the investor in a private placement. The Subscription Agreement provided for the sale and issuance by the Company of (i) an aggregate of 1,538,461 shares of the Company’s common stock and (ii) an accompanying warrant to purchase up to 1,538,461 shares of common stock at an exercise price of $1.30 per share, for aggregate gross proceeds of approximately $2.0 million, before deducting related expenses. The warrant is immediately exercisable and may be exercised at any time until March 18, 2027. The warrants meet the requirements under ASC 815 for equity classification and will be recorded and classified within the condensed consolidated statement of changes in equity based on allocated proceeds upon the issuance of shares. In March 31, 2024, $1,000,000 was received under this agreement and reported as investor deposit on the condensed consolidated balance sheet. As of March 31, 2024, there were no shares issued under this agreement.

Cash flows for the three months ended March 31, 2024 and 2023

The following table summarizes Spectaire’s cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Net cash used in operating activities	$(2,671,164)	$(1,467,435)
Net cash used in investing activities	$(2,256)	$(10,761)
Net cash provided by financing activities	$2,361,838	$6,594,980

Cash flows from operating activities

Net cash used in operating activities for the three months ended March 31, 2024 was $(2,671,164), primarily related to the change in value of earnout liabilities, changes in value of forward purchase agreements liability and decrease in accounts payable and accrued expenses.

Net cash used in operating activities for the three months ended March 31, 2023 was $(1,467,435), primarily related to net loss for the year , partially offset by stock- based compensation expense and an increase in accounts payable and accrued expenses.

Cash flows from investing activities

Net cash used in investing activities during the three months ended March 31, 2024 and 2023 was $(2,256) and $(10,761), respectively, driven by the purchases of lab equipment.

Cash flows from financing activities

Net cash provided by financing activities during the three months ended March 31, 2024 was $2,361,838, consisting primarily of the proceeds received from the issuance of common stock, proceeds from forward purchase agreement s and deposit from investor under a subscription agreement.

Net cash provided by financing activities during the three months ended March 31, 2023 was $6,594,980, consisting primarily of the proceeds received from the Arosa Loan and issuance of the convertible promissory notes.

Contractual Obligations and Commitments

AireCore™ Mass Spectrometer Program

On June 30, 2023, the Company entered into an agreement with a Contract Manufacturer in which the vendor will support the Company with a co-build of 5 AireCore™ Mass Spectrometers at the Company’s facilities followed by documentation and assembly of 50 AireCore™ Mass Spectrometers at the vendor’s facility. The co-build, documentation and assembly is estimated to cost $276,834. On December 14, 2023, the Company entered into a further agreement with the vendor for a co-build of 30 additional spectrometers at an estimated cost of $122,743. As of March 31, 2024, a total of 65 units were built and 0 were in progress. As of December 31, 2023, a total of 35 units were built and 45 were in progress. As of March 31, 2024 and December 31, 2023, a total cost of $289,531 and $272,198, respectively were incurred, of which $289,512 and $243,448, respectively is recorded as inventory and the remaining amount is included in research and development costs in the consolidated statement of operations.

Off balance sheet arrangements

The Company was not a party to any off balance sheet arrangements as of and for the period ended March 31, 2024.

Critical Accounting Policies and Significant Management Estimates

We prepare our condensed consolidated financial statements in accordance with US GAAP for interim financial information, expressed in U.S. dollars. Accordingly, they do not include all information and footnotes required by US GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with US GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. References to GAAP issued by the FASB in these accompanying notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification. All significant intercompany balances and transactions have been eliminated in consolidation.

Preparation of condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Actual results could materially differ from these estimates. On an ongoing basis the Company evaluates its estimates including those relating to inventory valuation, fair values, income taxes, and contingent liabilities among others. The Company bases its estimates on assumptions both historical and forward looking that are believed to be reasonable, the results of which form the basis for making judgements about the carrying values of assets and liabilities.

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

The carrying amounts of certain financial instruments, such as cash equivalents, marketable securities, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of debt instruments for which the Company has not elected fair value accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. All of the Company’s debt is carried on the condensed consolidated balance sheet on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting.

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its condensed consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Share-Based Compensation

The Company accounts for share-based compensation arrangements granted to employees in accordance with ASC 718, Compensation: Stock Compensation (“ASC 718), by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net income (loss) Per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including restricted stock awards, restricted stock units, convertible notes, warrants and earnout shares, to the extent dilutive. For the three months ended March 31, 2024 unvested restricted stock awards, restricted stock units,  and warrants were not included in the calculation of dilutive net income (loss) per share as their effect will be anti-dilutive. There were no potential dilutive common stock equivalents for the three months ended March 31, 2023.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company maintains its cash in checking and savings accounts. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Concentration of Major Customers

As of March 31, 2024, Spectaire only had five anticipated customers in its initial pilot program, and Spectaire expects to depend upon a small number of customers for a substantial portion of its future revenue. Accordingly, a loss of any significant customer could have a material adverse effect on Spectaire’s financial condition and operating results. Spectaire cannot assure that (i) orders that may be completed, delayed, cancelled or reduced will be replaced with new business; (ii) the pilot customers will ultimately utilize Spectaire’s products and services; or (iii) the pilot customers will enter into additional contracts with Spectaire on acceptable terms or at all.

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

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. Bank deposits are held by accredited financial institutions and these deposits may at times be in excess of federally insured limits. The Company limits its credit risk associated with cash and cash equivalents by placing them with financial institutions that it believes are of high quality. The Company has not experienced any losses on its deposits of cash or cash equivalents. As of March 31, 2024, our cash was maintained with one financial institution in the United States in checking and savings accounts.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and material costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, inflation due to, among other things, geopolitical and macroeconomic events, such as the ongoing global military conflicts and related sanctions, as of March 31, 2024, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than general impacts on companies due to general economic and market conditions.

Item 4. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting, which pertain to internal controls over the recognition of share-based payment expense, the fair value of earnout liabilities and income taxes. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2024, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with the exception of the ongoing implementation of our plan to remediate the material weaknesses described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

ITEM 1A. RISK FACTORS

On May 6, 2024, the Company received notice from Nasdaq Stock Market LLC ("Nasdaq") that the Company did not maintain a minimum closing bid price of $1 per share for its common stock, as required by Nasdaq listing rule 5550(a)(2). The Company has 180 calendar days, or until November 4, 2024, to regain compliance.

The notification has no immediate effect on the listing of the Company's common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol "SPEC" at this time. If at any time before November 4, 2024, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance and the matter will be closed.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules. However, the Company intends to actively monitor the closing bid price for its common stock and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement.

Additional risks could arise that may also affect our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement

On March 18, 2024, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with the investor named therein (the “Investor”), pursuant to which the Company agreed to sell securities to the Investor in a private placement (the “Private Placement”). The Purchase Agreement provided for the sale and issuance by the Company of (i) an aggregate of 1,538,461 shares (the “Shares”) of Common Stock and (ii) an accompanying warrant to purchase up to 1,538,461 shares of Common Stock (the “Warrant”) at an exercise price of $1.30 per share, for aggregate gross proceeds of approximately $2.0 million, before deducting expenses relating to the Private Placement. The closing of the Private Placement occurred on March 18, 2024. These securities were issued pursuant to Section 4(a)(2) of the Securities Act.

Equity Line of Credit

On November 17, 2023, the Company entered into the Purchase Agreement (the “Purchase Agreement”) with Keystone Capital Partners, LLC, a Delaware limited liability company (“Keystone”), whereby the Company has the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the lesser of (i) an aggregate of $20 million of newly issued shares of Common Stock and (ii) the Exchange Cap (as defined in the Purchase Agreement). Between January 1, 2024 and March 31, 2024, the Company issued and sold an aggregate of 677,702 shares of Common Stock to Keystone pursuant to the Purchase Agreement at an average price per share of $1.23, resulting in aggregate gross proceeds to the Company of approximately $832,177. These securities were issued pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Number	Description
3.1	Certificate of Incorporation of Spectaire Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
3.2	Bylaws of Spectaire Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 19, 2023).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within Inline XBRL document)

*	Filed or furnished herewith.

+	Indicates management contract or compensatory plan

#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

†	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

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

SPECTAIRE HOLDINGS INC.

May 15, 2024	By:	/s/ Brian Semkiw
Brian Semkiw
Chief Executive Officer

May 15, 2024	By:	/s/ Leonardo Fernandes
Leonardo Fernandes
Chief Financial Officer