Form 10-Q
period 2024-06-30
Spectaire Holdings Inc.
filed 2024-08-20
CIK 1844149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered*

*	Effective as of August 7, 2024, registrant was delisted from Nasdaq and its common stock is now quoted on the over-the-counter market under the trading symbol “SPEC” and its public warrants under the trading symbol “SPECW.”

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

As of August 19, 2024, there were 18,547,201 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 0 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

SPECTAIRE HOLDINGS INC.

i

SPECTAIRE HOLDINGS INC.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash	$94,148	$342,996
Inventories	163,806	243,448
Prepaid expenses and other assets	316,576	577,665
Total current assets	574,530	1,164,109
Property and equipment, net	61,220	67,193
Operating lease right of use asset	166,182	205,053
Deposits	6,700	6,700
Total assets	$808,632	$1,443,055

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable – related party (note 8)	$—	$20,600
Accounts payable	1,113,511	1,885,390
Accrued legal costs	4,016,509	6,765,906
Accrued interest expense	1,745,904	1,014,360
Other accrued expenses	936,180	1,867,822
Investor deposit	2,000,000	—
Other current liabilities	123,780	123,780
Deferred revenue	673,878	525,000
Notes payable	429,370	429,370
Loan payable	7,513,852	5,200,000
Convertible notes payable, net – related party (note 11)	1,111,516	1,411,516
Operating lease liability – current portion	81,802	75,808
Share based compensation liabilities	769,588	862,614
Forward purchase agreements	201,250	717,000
Deferred underwriting fees	1,535,500	5,635,000
Total current liabilities	22,252,640	26,534,166

Operating lease liability – non current portion	95,488	136,899
Earnout liabilities	330,000	1,964,000
Total liabilities	22,678,128	28,635,065

Commitments and contingencies (note 16)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 20,000,000 authorized shares and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 600,000,000 authorized shares and 18,547,201 shares and 15,344,864 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,854	1,534
Additional paid in capital	3,305,427	—
Accumulated deficit	(25,176,777)	(27,193,544)
Total stockholders’ deficit	(21,869,496)	(27,192,010)
Total liabilities and stockholders’ deficit	$808,632	$1,443,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTAIRE HOLDINGS INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—

Costs and expenses:
Sales and marketing	130,878	121,000	262,169	226,000
General and administrative	1,393,505	2,172,883	2,313,301	5,784,560
Research and development	568,394	646,323	1,513,519	1,245,550
Depreciation expense	8,969	3,734	17,489	6,731
Total costs and expenses	2,101,746	2,943,940	4,106,478	7,262,841
Operating loss	(2,101,746)	(2,943,940)	(4,106,478)	(7,262,841)
Other income (expense):
Interest income on marketable securities	—	27,684	—	27,684
Interest expense	(957,332)	(1,982,250)	(3,336,652)	(2,019,904)
Capital raise finance charge	(181,000)	—	(181,000)	—
Change in fair value of forward purchase agreements	—	—	515,750	—
Change in fair value of earnout liabilities	281,000	—	1,634,000	—
Loss on initial issuance of warrants	—	(7,309,584)	—	(7,309,584)
Gain on settlement of professional fees and deferred underwriting fees	7,475,063	—	7,475,063
Other miscellaneous income	4,956	—	16,084	—
Income (loss) before income taxes	4,520,941	(12,208,090)	2,016,767	(16,564,645)
Income tax expense	—	—	—	—
Net Income (loss)	$4,520,941	$(12,208,090)	2,016,767	(16,564,645)

Net income (loss) per common share, basic	$0.25	$(1.85)	$0.12	$(2.56)
Weighted average shares outstanding, basic	18,129,623	6,581,284	16,842,914	6,460,348
Net income (loss) per common share, diluted	$0.20	$(1.85)	$0.10	$(2.56)
Weighted average shares outstanding, diluted	22,263,245	6,581,284	20,995,601	6,460,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTAIRE HOLDINGS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three and Six Months Ended June 30, 2024

	Preferred Stock		Common Stock		Subscription	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance at December 31, 2023	—	$—	15,344,864	$1,534	$—	$—	$(27,193,544)	$(27,192,010)
Issuance of common stock	—	—	677,702	68	(149,999)	832,109	—	682,178
Proceeds from forward purchase agreements	—	—	—	—	—	679,660	—	679,660
Net loss	—	—	—	—	—	—	(2,504,174)	(2,504,174)
Balance at March 31, 2024	—	$—	16,022,566	$1,602	$(149,999)	$1,511,769	$(29,697,718)	$(28,334,346)
Issuance of common stock	—	—	2,389,736	239	—	1,729,850	—	1,730,089
Share-based compensation	—	—	134,899	13	—	63,808	—	63,821
Receipt of subscription payment	—	—	—	—	149,999	—	—	149,999
Net Income	—	—	—	—	—	—	4,520,941	4,520,941
Balance at June 30, 2024	—	$—	18,547,201	$1,854	$—	$3,305,427	$(25,176,777)	$(21,869,496)

For the Three and Six Months Ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	5,100,000	$510	9,042,818	$904	$344,100	$(1,139,407)	$(793,893)
Retroactive application of Business Combination (note 1)	(5,100,000)	(510)	(2,820,826)	(282)	792	—	—
Balance at December 31, 2022	—	—	6,221,992	622	344,892	(1,139,407)	(793,893)
Share-based compensation	—	—	199,073	20	1,357,028	—	1,357,048
Issuance of common stock	—	—	139,291	14	(14)	—	—
Distribution of shares relating to the Arosa Loan Agreement	—	—	—	—	(1,500,000)	—	(1,500,000)
Net loss	—	—	—	—	—	(4,356,555)	(4,356,555)
Balance at March 31, 2023	—	$—	6,560,356	$656	$201,906	$(5,495,962)	$(5,293,400)
Share-based compensation	—	—	199,073	20	1,357,028	—	1,357,048
Issuance of common stock	—	—	25,736	3	(3)	—	—
Issuance of warrants relating to the Arosa Loan Agreement	—	—	—	—	13,809,584	—	13,809,584
Net loss	—	—	—	—	—	(12,208,090)	(12,208,090)
Balance at June 30, 2023	—	$—	6,785,165	$679	$15,368,515	$(17,704,052)	$(2,334,858)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTAIRE HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$2,016,767	$(16,564,645)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	17,489	6,731
Amortization of right of use assets	38,871	—
Share-based compensation	3,110,558	2,714,096
Change in fair value of stock based compensation liabilities	(3,139,763)	—
Gain on settlement of professional fees and deferred underwriting fees	(7,475,063)	—
Non-cash interest expense	3,268,510	2,019,904
Interest income reinvested on marketable securities	—	(27,684)
Loss on initial issuance of warrants	—	7,309,584
Change in fair value of forward purchase agreements	(515,750)	—
Change in fair value of earnout liabilities	(1,634,000)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	261,089	(4,267)
Inventories	79,642	—
Accounts payable – related party	(20,600)	(188,000)
Accounts payable, accrued legal costs and other accrued expenses	(1,867,354)	612,512
Operating lease payments	(35,417)
Deferred revenue	148,878	148,780
Net cash used in operating activities	(5,746,143)	(3,972,989)

Cash Flows from Investing Activities
Purchase of marketable securities	—	(3,100,000)
Redemption of marketable securities	—	1,160,000
Purchases of property and equipment	(11,516)	(18,754)
Net cash used in investing activities	(11,516)	(1,958,754)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	2,562,266	—
Proceeds from investor subscription	2,000,000	—
Proceeds from term loan	630,000	5,000,000
Repayment of term loan	(63,115)	—
Advance to related party	—	(694,000)
Repayment of convertible notes payable – related party (note 11)	(300,000)	—
Proceeds from convertible notes	—	1,819,980
Proceeds from forward purchase agreements	679,660	—
Net cash provided by financing activities	5,508,811	6,125,980

Net (decrease) increase in cash and cash equivalents	(248,848)	194,237
Cash and cash equivalents, beginning of period	342,996	18,886
Cash and cash equivalents, end of the period	$94,148	$213,123

Non-Cash investing and financing activities:
Distribution of shares relating to the Arosa Loan Agreement (note 9)	$—	$1,500,000
Issuance of warrants related to the Arosa Loan Agreement (note 9)	$—	$13,809,584

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

On April 4, 2024, the Company incorporated Spectaire Canada Inc, a wholly owned Ontario, Canada corporation. As of June 30, 2024, Spectaire Canada Inc. has not commenced operations.

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

On October 11, 2023, the Company entered into a private placement subscription agreement (the “PIPE Subscription Agreement”) with an investor (the “PIPE Investor”), pursuant to which the PIPE Investor agreed to subscribe for newly-issued shares of Common Stock (the “PIPE Shares”), with an aggregate purchase price of $3,500,000. On October 19, 2023 (“Closing”), concurrently with the closing of the Business Combination, the PIPE Investor closed on the purchase of 50,000 PIPE Shares at a price of $10.00 per share, for an aggregate purchase price of $500,000 (the “PIPE Investment”). Pursuant to the PIPE Subscription Agreement, within two years following the Closing, the PIPE Investor will purchase additional PIPE Shares in one or multiple subsequent closings for a purchase price per share of $10.00 (subject to as described in the PIPE Subscription Agreement) for an aggregate purchase price of $3,000,000 (the “Additional Investments”). The purchase and sale of the PIPE Shares in the Additional Investments is conditioned upon certain conditions as noted in the PIPE Subscription Agreement. The PIPE Shares issued and sold in the PIPE Investment and to be issued and sold in the Additional Investments pursuant to the PIPE Subscription Agreement have not been and will not be registered under the Securities Act of 1933 (the “Securities Act”) and have been and will be issued in reliance on the availability of an exemption from such registration. For the three and six months ended June 30, 2024, there were no shares purchased under this PIPE Subscription Agreement.

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

Accordingly, the Business Combination was accounted for as a reverse recapitalization in accordance with US GAAP. Under this method of accounting, PCCT was treated as the “acquired” company and Spectaire was treated as the accounting acquirer for financial statement reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Spectaire issuing stock for the net assets of PCCT, accompanied by a recapitalization. The net assets of PCCT were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Spectaire.

Note 2 — Liquidity and Going Concern

Historically, the Company’s primary sources of liquidity have been cash flows from contributions from founders or other investors. For the three and six months ended June 30, 2024, the Company reported an operating loss of $2.1 million and $4.1 million, respectively and negative cash flows from operations of $5.7 million for the six months ended June 30 2024. As of June 30, 2024, the Company had an aggregate unrestricted cash balance of $94 thousand, a net working capital deficit of $21.7 million, and accumulated deficit of $25.2 million.

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

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with US GAAP have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by US GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and marketable securities. Bank deposits are held by accredited financial institutions and these deposits may at times be in excess of federally insured limits. The Company limits its credit risk associated with cash and cash equivalents by placing them with financial institutions that it believes are of high quality. The Company has not experienced any losses on its deposits of cash or cash equivalents. As of June 30, 2024, the cash balance does not exceed the FDIC limit. As of December 31, 2023, the Company held approximately $90,000 in cash and cash equivalents above the FDIC limit. The Company has not experienced any losses in such accounts.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. As of June 30, 2024 and December 31, 2023, there were no cash equivalents. The Company maintains its cash in checking and savings accounts. Income generated from cash held in savings accounts is recorded as interest income.

Marketable securities

During the year ended December 31, 2023, the Company held investment securities in mutual funds primarily in U.S. government securities. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted market prices (unadjusted) in active markets for identical assets.

These securities are presented on the condensed consolidated balance sheet at fair value at the end of the reporting period. Earnings on these securities are included in interest income on marketable securities in the condensed consolidated statement of operations and are automatically reinvested. The fair value of these securities is determined using quoted market prices in active markets for identical assets. As at June 30, 2024 and December 31, 2024, there were no marketable securities.

Inventories

Inventories consist of finished stock of spectrometer units built by the Company and recorded at the lower of cost or net realizable value and work -in- progress units measured at cost. The Company regularly reviews inventory quantities and records a provision for excess and/or obsolete inventory which reduces the cost basis of the inventory. There was no inventory reserve as of June 30, 2024 and December 31, 2023.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the components of inventory at June 30, 2024 and December 31, 2023.

	June 30,	December 31,
	2024	2023
Finished goods	$661,093	$291,492
Work in progress	59,806	173,448
Total	720,899	464,940
Lower of cost and market adjustment	(557,093)	(221,492)
Balance, end of period	$163,806	$243,448

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

The following table shows the estimated useful life of assets at June 30, 2024 and December 31, 2023

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

The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year. For the three and six months ended June 30, 2024 and 2023, no transfers between levels have been recognized.

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

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record third-party logistics provider fees paid as an expense. The Company owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct the third-party logistics provider to return the Company’s inventories to any location specified by the Company. It is the Company’s responsibility to make any returns made by customers directly to logistic providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk, establishes prices of its products, fulfils the goods to the customer and can limit quantities or stop selling the goods at any time. Therefore, these third-party logistics provider fees will be recorded within cost of goods sold as they are incurred and are not recorded as a reduction of revenue.

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

Licensing agreement revenue

The Company enters into license agreements with strategic partners to sell and distribute AireCore™. For licenses of technology, recognition of revenue is dependent upon whether the Company has delivered rights to the technology, and whether there are future performance obligations under the contract. Revenue from non-refundable upfront payments is recognized when the license is transferred to the customer and the Company has no other performance obligations. Customers pay in advance for the licenses. Revenue is initially deferred and is recognized at the time the performance obligation is complete. At June 30, 2024 and December 31, 2023, $500,000 related to licensing agreements is included in deferred revenue on the condensed consolidated balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including restricted stock awards, restricted stock units, convertible notes, warrants and earn-out shares, to the extent dilutive. For the three and six months ended June 30, 2024, unvested restricted stock awards, restricted stock units, and warrants were included in the calculation of dilutive EPS using the treasury stock method; the convertible notes were included in the calculation of dilutive EPS using the if-converted method; and the earn-out shares would be included in the calculation of dilutive EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the earn-out period. For the three and six months ended June 30, 2023, all potentially dilutive securities were not included in the calculation of diluted net income (loss) per share as their effect would be anti-dilutive.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share:

	Three Months ended June 30, 2024	Six Months ended June 30, 2024

Basic weighted average shares outstanding	18,129,623	16,842,914
Effect of dilution:
Arosa warrants	951,844	951,844
Restricted stock	1,570,200	1,570,200
Restricted stock units	1,088,726	1,088,726
Convertible notes	522,852	541,917
Diluted weighted average shares outstanding	22,263,245	20,995,601

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

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Property and Equipment

The following table summarizes the components of property and equipment, net:

	June 30,	December 31,
	2024	2023
Lab equipment	$113,734	$102,218
Total cost	113,734	102,218
Less: Accumulated depreciation	(52,514)	(35,025)
Property and equipment, net	$61,220	$67,193

Depreciation expense was $17,489 and $6,731 for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense was $8,969 and $3,734 for the three months ended June 30, 2024 and 2023, respectively.

Note 6 — Leases

The Company leases its office space. The lease agreement does not contain any material residual value guarantees or material restrictive covenants. For the six months ended June 30, 2024 and 2023, $50,948 and $38,950 of operating lease cost are included in general and administrative expenses in the condensed consolidated statements of operations, respectively. For the three months ended June 30, 2024 and 2023, $22,924 and $20,530 of operating lease cost are included in general and administrative expenses in the condensed consolidated statements of operations, respectively.

The following amounts were recorded in the Company’s condensed consolidated balance sheet relating to its operating leases and other supplemental information as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

ROU Assets	$166,182	$205,053
Lease Liabilities:
Current lease liabilities	$81,802	$75,808
Non current lease liabilities	95,488	136,899
Total lease liabilities	$177,290	$212,707

Other supplemental information:

June 30, 2024
Weighted average remaining lease term (years)	$2.00
Weighted average discount rate	5.00%

The following table presents the future lease payments relating to the Company’s operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2024:

Fiscal Year	June 30, 2024
Remainder of 2024	$44,220
2025	92,862
2026	49,056
Total undiscounted lease payments	186,138
Less: imputed interest	(8,848)
Total lease liabilities	$177,290

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Other Accrued Expenses

The following table summarizes other accrued expenses:

	June 30,	December 31,
	2024	2023
Accrued professional services	$92,977	$507,977
Insurance premium financing	75,681	507,348
Accrued payroll and bonus(1)	527,000	750,414
Capital raise fees	131,000	—
Other accrued expenses	109,522	102,083
	$936,180	$1,867,822

(1)	Includes $157,000 and $267,000 of accrued professional services due to an entity jointly owned by the Chief Executive Officer and Chief Information Officer of Spectaire at June 30, 2024 and December 31, 2023, respectively (Note 8).

Note 8 — Related Parties Transactions

Accounts Payable - Related Party

The Chief Executive Officer and Chief Information Officer of Spectaire jointly own and are employed by an entity providing staffing services to Spectaire since inception. For the three and six months ended June 30, 2024, $301,766 and $505,182, respectively of staffing services were provided and expensed by the Company as research and development expenses and general and administrative expenses in the condensed consolidated statements of operations of which $0 and $188,000 was due to the entity as of June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2023, $460,284 and $847,065, respectively of staffing services were provided and expensed by the Company as research and development expenses and general and administrative expenses in the condensed consolidated statements of operations. In addition, during the year ended December 31, 2023, $450,000 of Business Combination incentive was provided and expensed by the Company as research and development expenses in the consolidated statement of operations of which there was $157,000 and $267,000 outstanding and included in accrued payroll and bonus within other accrued expenses on the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively. Effective May 31, 2024, the entity no longer provided staffing services to Spectaire.

On June 1, 2024, the Company entered into a contract for staffing services with an affiliate company. For the three and six months ended June 30, 2024, $60,000 of staffing services were provided and expensed by the Company as research and development expenses and general and administrative expenses in the condensed consolidated statements of operations of which $0 was due to the entity as of June 30, 2024.

In December 2023, the Chief Financial Officer advanced the Company a total of $20,600 to cover operating costs which is outstanding as of December 31, 2023 and was repaid in January 2024.

Convertible Promissory Notes – Related Party

As discussed in Note 11, certain related parties have entered into convertible notes with the Company.

PIPE Subscription Agreement

As discussed in Note 1, on October 11, 2023, the Company entered into a PIPE Subscription Agreement with an investor. On October 19, 2023, concurrently with the closing of the Business Combination, the investor closed on the purchase of 50,000 Class A Shares at a price of $10.00 per share, for an aggregate purchase price of $500,000. No additional shares were issued under this agreement as of June 30, 2024.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Joint Venture

On December 22, 2023, the Company entered into a joint venture agreement (the “Joint Venture”) with MLab Capital GmbH (“MLab”) and Spectaire Europe GmbH (“JVC”), a wholly owned subsidiary of MLab and an affiliate of a director of the Company. Under the Joint Venture, JVC is responsible for the marketing, sale and manufacture of the Company’s AirCore technology in Europe, the Middle East and South America. In accordance with the Joint Venture, the Company will consequently grant JVC an exclusive, non-sublicensable license to conduct such activities upon closing. In consideration for the rights granted by the Company to JVC, JVC agreed to pay to the Company an amount of $1.5 million. Pursuant to the Joint Venture’s payment schedule, JVC has paid the Company $500,000 as of June 30, 2024 and December 31, 2023, which has been recorded as deferred revenue on the condensed consolidated balance sheet. The remaining $1.0 million in payments to the Company are contingent upon a third party’s approval of the AirCore technology’s effectiveness and the delivery of units specified thereunder. The Joint Venture did not commence operations as of June 30, 2024 and any financial accounts are not material to the condensed consolidated financial statements.

Asset Purchase Agreement

On June 14, 2024, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) by and among a related entity, pursuant to which the Company would purchase certain assets of the related entity in exchange for 1,500,000 shares of Common Stock of the Company. The assets being acquired are the software assets of the related entity that allow the Company’s primary business to provide auditable emission transactions for customers with the AireCore product offering. The cost of a group of assets acquired in an asset acquisition shall be allocated to the individual assets acquired or liabilities assumed based on their relative fair values and shall not give rise to goodwill. As of June 30, 2024, the acquisition was not closed.

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

Pursuant to the Arosa Loan Agreement, Spectaire will pay to Arosa all expenses incurred by Arosa through and after September 30, 2023 relating to the Arosa Loan, provided that Spectaire will not be required to pay any fees of counsel to Arosa incurred on or prior to March 27, 2023 in excess of $200,000. For the six months ended June 30, 2024 and the year ended December 31, 2023, $0 and $119,576 was expensed for counsel fees under the Arosa Loan Agreement, respectively, of which $0 and $44,576 is included in accounts payable on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

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

On March 31, 2023, in accordance with the terms of the Arosa Loan Agreement, Spectaire agreed to issue to Arosa a warrant to purchase a number of shares of Spectaire Common Stock representing 10.0% of the outstanding number of shares of Spectaire Common Stock on a fully diluted basis as of March 31, 2023 at an exercise price of $0.01 per share, subject to adjustment as described in the Arosa Loan Agreement (the “Closing Date Warrant”). Pursuant to the Arosa Loan Agreement, Spectaire will, upon the closing of the Business Combination, issue an additional warrant to Arosa to purchase a number of shares of NewCo Common Stock equal to 5.0% of the outstanding number of shares of NewCo Common Stock on a fully diluted basis at an exercise price of $0.01 per share, subject to adjustment as described in the Arosa Loan Agreement (“the “Additional Warrants”). Taken together after giving effect to the closing of the Business Combination, the shares of NewCo common stock underlying the Closing Date Warrant and the Additional Warrant will represent 10.3% of the outstanding number of shares of NewCo Common Stock on a fully diluted basis. On May 2, 2023, the Company issued Arosa the Closing Date Warrant to purchase 2,200,543 shares of common stock. As a result of the issuance of the warrant, which met the criteria for equity classification under applicable US GAAP, the Company recorded additional paid-in capital in the amount of $13.8 million which was the fair value of the Closing Date Warrant on the issuance date. As a result, the Company recognized a loss on initial issuance of Closing Date Warrant of $7.3 million and a debt discount of $6.5 million. As of June 30, 2024, the debt discount is fully accreted.

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

Pursuant to the Arosa Loan Agreement, on October 19, 2023, in connection with the closing of the Business Combination, the Company issued the Additional Warrant to Arosa to purchase 2,194,453 shares of Common Stock, subject to adjustment as described therein. Upon the issuance of the Additional Warrant, Arosa and the Company agreed to terminate and cancel the Closing Date Warrant. The shares of Common Stock underlying the Additional Warrant represented approximately 10.3% of the outstanding number of shares of Common Stock outstanding as of immediately following the consummation of the Business Combination on a fully diluted basis. As a result of the issuance of the warrant, which met the criteria for equity classification under applicable US GAAP, the Company recorded additional paid-in capital in the amount of $9.3 million which was the fair value of the warrants on the issuance date. As a result, the Company recognized a loss on initial issuance of warrants of $8.6 million and debt discount of $0.7 million. The debt discount is accreted over the term of the loan and netted against the loan principal. As of June 30, 2024, the debt discount is fully accreted.

The Arosa Loan and the Additional Advance matured on March 27, 2024 (the “Maturity Date”). On April 5, 2024, the Company entered into an amended loan agreement with Arosa with an effective date of March 27, 2024 (the “Amended Arosa Loan Agreement”). The Amended Arosa Loan Agreement extended the maturity date to June 1, 2024 and additional interest of $500,000 is payable to Arosa on the effective date of the agreement. In April 2024, the Company paid to Arosa $500,000 which is treated as a debt issuance cost and amortized over the term of the Amended Arosa Loan. For the three and six months ended June 30, 2024, $469,231 and $ 500,000 of amortized debt issuance cost is included in interest expense on the condensed consolidated statement of operations.

On June 1, 2024, the Company entered into a second amended agreement with Arosa (the “Second Amendment to the Arosa Loan Agreement”). The Second Amendment to the Arosa Loan Agreement extends the maturity date to August 30, 2024 and additional interest of $250,000 is payable to Arosa on the effective date of the agreement.. Pursuant to the agreement, the Company shall repay the principal and interest on a bi-weekly basis in amounts equal 50% of net equity proceeds from capital raises. In Jume, the Company paid to Arosa $250,000 which is treated as a debt issuance cost and amortized over the term of the Second Amendment to the Arosa Loan. At June 30, 2024, $6.9 million of principal net of loan discount is reported in loan payable on the condensed consolidated balance sheet. At December 31, 2023, $5.2 million of principal net of loan discount is reported in loan payable on the condensed consolidated balance sheet.

Note 10 — Note Payable

On October 4, 2023, the Company entered into a subscription agreement with an investor to cover working capital expenses of $650,000 prior to the closing of the Business Combination. In connection with the consideration received, the Company issued 0.9 shares of Class A common stock for each dollar contributed by the investor’s capital contribution or 585,000 shares. The note does not accrue interest and is due upon the close of the Business Combination. In the event of a default in payment, the Company shall issue to the investor 0.1 shares of common stock monthly for every $1 outstanding until the default is cured. The note was not fully repaid at the close of the Business Combination and as of June 30, 2024 and December 31, 2023, there was $429,370 owed under this subscription agreement, which is included on the condensed consolidated balance sheet. In April 2024, the subscription agreement was amended to include the payment of an additional 85,874 shares per month to Polar until the default is cured. As of June 30, 2024, the Company transferred 257,622 shares to the investor pursuant to this subscription agreement. At June 30, 2024, a total of 429,370 shares are pending to be transferred to the investor under this subscription agreement.

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

In order to finance transaction costs in connection with a Business Combination, PCCT entered into certain loans with the initial shareholders, affiliates of the initial shareholders and certain of PCCT’s directors and officers (“Working Capital Loans”). On October 17, 2023, PCCT amended the debt, extending the maturity date to 180 days following the consummation of the Business Combination unless converted at the close of the Business Combination. At the close of the Business Combination, there were insufficient funds in the PCCT trust account to repay these loans and the Working Capital Loans were not converted at the close of the Business Combination. Accordingly, the Company assumed the Working Capital Loans at the close of the Business Combination and as of June 30, 2024 and December 31, 2023, the outstanding amount of Working Capital Loans was $536,701 and was recorded in convertible notes payable - related party on the condensed consolidated balance sheet, respectively. On April 23, 2024, the Company amended and restated the debt effective April 14, 2024 (the “Amended Working Capital Loans”), extending the maturity date to one year following the effective date. At the option of the Company, the amount outstanding under this loan can repaid by conversion into redeemable warrants to purchase the equivalence of Class A common stock at a conversion price of $1 per warrant and an exercise price of $11.50.

Prior to the consummation of the Business Combination, on October 31, 2022, PCCT issued a convertible promissory note in the aggregate principal amount of up to $720,000 (the “Extension Loan”) to its sponsor. The Extension Loan was issued in connection with certain payments to be made by the sponsor into the PCCT trust account pursuant to PCCT’s amended and restated certificate of incorporation, to provide PCCT with an extension of the date by which it must consummate an initial business combination from November 1, 2022 to November 1, 2023 (the “extension”). The contribution(s) and the Extension Loan do not bear interest. At the close of the Business Combination, there were insufficient funds in the trust to repay this loan and the Extension Loan was not converted at the close of the Business Combination. On April 10, 2023, PCCT amended the debt, increasing the aggregate principal amount of the Extension Loan up to $1,200,000. On October 17, 2023, PCCT amended the debt, extending the maturity date to one year following the consummation of the Business Combination unless converted at the close of the Business Combination. As the Extension Loan did not convert at the close of the Business Combination, the Company assumed the Extension Loan and as of June 30, 2024 and December 31, 2023, $574,815 is outstanding and recorded in convertible notes payable- related party on the condensed consolidated balance sheets, respectively.

As discussed in Note 16, on November 17, 2023, the Company entered into a common stock purchase agreement (the “Common Stock Agreement) with Keystone whereby the Company has the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the lesser of (i) an aggregate of $20 million of newly issued shares of common stock and (ii) the Exchange Cap, on the terms and subject to the conditions set forth in the Purchaser . On November 17, 2023, the Company entered into a convertible note with an investor (the “Holder”) as settlement of the commitment fee related to the Common Stock Agreement, in the aggregate, $300,000 (the “New Convertible Promissory Notes”) which is recorded as capital raise expense in the consolidated statement of operations for the year ended December 31, 2023. The New Convertible Promissory Note bears interest at a rate of 5% per annum and subject to the conversion provisions, all principal and interest shall be due and payable on May 17, 2024. At the sole discretion of the Holder, the principal and accrued interest may be converted in part of whole into share of common stock of the Company equivalent to the average dollar volume-weighted average price of a share of Common Stock during the five (5) trading day period ending on the trading day immediately prior to the date of the conversion notice (the “VWAP Price”). If the VWAP Price is less than $1.00, the VWAP Price shall be deemed to be $1.00. The convertible note was repaid in April 2024. At June 30, 2024 and December 31, 2023, $0 and $300,000 owing under this promissory note is included in convertible notes – related party on the condensed consolidated balance sheets at par, respectively.

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

Note 13 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Common stock — The Company is authorized to issue 600,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, there were 18,547,201 shares and 15,344,864 shares of common stock issued and outstanding, respectively. Each share of Common Stock has one vote and has similar rights and obligations.

As part of PCCT’s initial public offering (“IPO”), PCCT issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, PCCT completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. At June 30, 2024 and December 31, 2023, there are 11,500,000 Public Warrants and 10,050,000 Private Placement warrants outstanding.

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

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Share-based Compensation

Restricted Stock Awards

In October 2022, Spectaire granted 3,140,384 of restricted stock awards to certain executives that vest over four years. One year of vesting was recognized on the grant date and the remaining three years will vest monthly. The Company determined the fair value of the awards at the grant date to be a total compensation of $21,712,760 ($21,720,000 less cash paid of $7,240). The Company recognized $2,714,095 in compensation expense for the six months ended June 30, 2024 and 2023, and $1,357,048 for the three months ended June 30, 2024 and 2023, which is included in general and administrative expenses in the condensed consolidated statements of operations. Subsequent to the close of the Business Combination, and as of June 30, 2024 and December 31, 2023, the Company did not have sufficient registered shares to issue. The fair values as of June 30, 2024 and December 31, 2023 were $0.50 and $1.65, respectively. Consequently, the Company recorded $98,154 and $238,079 of compensation expense recognized for the three and six months ended June 30, 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statement of operations. For the three and six months ended June 30, 2024, a decrease in fair values of compensation liability of $1,342,429 and $2,743,480 is included in compensation expense on the condensed consolidated statement of operations. As of June 30, 2024 and December 31, 2024, $294,468 and $323,854 of compensation expense is reported as a liability and is included in current liabilities on the condensed consolidated balance sheets, respectively. As of June 30, 2024, the remaining unrecognized compensation expense of the restricted stock awards is $6,785,238 with a weighted average remaining life of 1.25 years.

2022 Equity Incentive Plan

In December 2022, the Board of Directors of the Company approved the Spectaire Inc. 2022 Equity Incentive Plan (the “Plan”) whereby it may grant to certain employees and advisors an award, such as, (a) Incentive Stock Options, (b) Non-Qualified Stock Options, (c) Restricted Stock and (d) Restricted Stock Units, of the Company (“Incentive Award”). On March 1, 2023, the Company issued 1,088,726 Restricted Stock Units to certain employees and board members. These awards become vested and nonforfeitable upon the satisfaction, on or before the expiration date, of both, a service requirement and an applicable liquidity event. The consummation of the Business Combination represented a termination event that required recognition of the share-based payment compensation expense. Upon consummation of the Business Combination and as of June 30, 2024 and December 31, 2023, the Company did not have sufficient registered shares to issue. The fair values as of June 30, 2024 and December 31, 2023 were $0.50 and $1.65, respectively. In May 2024, as approved by the Board, the remaining units representing 66,268 shares of the former CFO were immediately vested. The Company recognized $79,116 and $148,919 in compensation expense for three and six months ended June 30, 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statement of operations. For the three and six months ended June 30, 2024, a decrease in fair value of compensation liability of $90,201 and $396,282 is included in compensation expense on the condensed consolidated statement of operations. As at June 30, 2024 and December 31, 2023, the resultant liability under the Plan of $291,396 and $538,760, respectively, is included in current liabilities on the condensed consolidated balance sheet.

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

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities subject to fair value measurements at June 30, 2024 are as follows:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Forward purchase agreements	$-	$-	$201,250	$201,250
Earnout liabilities	-	-	330,000	330,000
Share based compensation liabilities	769,588	-	-	769,588
Total liabilities	$769,588	$-	$531,250	$1,300,838

Liabilities subject to fair value measurements at December 31, 2023 are as follows:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Forward purchase agreements	$-	$-	$717,000	$717,000
Earnout liabilities	-	-	1,964,000	1,964,000
Share based compensation liabilities	862,614	-	-	862,614
Total liabilities	$862,614	$-	$2,681,000	$3,543,614

Forward purchase agreement liabilities

In connection with the Business Combination, the Company entered into Forward Purchase Agreements as defined in Note 1. Pursuant to the terms of the Forward Purchase Agreements, the Sellers intend, but are not obligated, to purchase up to a maximum of 2,080,915 of PCCT’s Class A Ordinary Shares from holders (other than PCCT or its affiliates) who have elected to redeem such shares in connection with the Business Combination. Purchases by the Sellers will be made through brokers in the open market after the redemption deadline of October 18, 2024 in connection with the Business Combination at a price no higher than the redemption price to be paid by the Company in connection with the Business Combination. The Forward Purchase Agreements are within the scope of ASC 480 due to the obligation to repurchase the issuer’s equity shares and transfer cash. Upon the close of the Business Combination, a fair value of $965,000 was assumed by Spectaire. Subsequent to the close of the Business Combination and to December 31, 2023, the Company received proceeds of $346,323 related to the Forward Purchase Agreements. For the three and six months ended June 30, 2024, the Company received $0 and $679,660 related to the Forward Purchase Agreements, respectively. The proceeds are included in additional paid-in capital on the condensed consolidated balance sheets. As of June 30, 2024, 161,000 shares remain outstanding under the Forward Purchase Agreements and the forward purchase agreement liabilities were calculated based on the put option price and number of shares that remain outstanding. Based on the above, $0 and $515,750 was recognized as a net gain within change in fair value of forward purchase agreements on the condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnout Liabilities

Holders of former PCCT Common Stock will be entitled to receive additional Earnout Shares if certain conditions are met. The number of Earnout Shares will be equal to 7,500,000 additional shares of PCCT Common Stock (as equitably adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to the Company’s Common Stock occurring on or after the Closing). The Earnout Shares may be issued in three equal tranches upon the volume-weighted price per share of PCCT Common Stock equaling or exceeding $15.00, $20.00 or $25.00 for at least 20 trading days in any consecutive 30-day trading period within the five-year period (“Earnout Period”) following the closing of the Business Combination. If, during the Earnout Period, there is a Change of Control where the Company (“Acquiror”) or its stockholders have the right to receive consideration implying a value per share of Acquiror Common Stock of less than $15 no Earnout Shares will be issuable. If the value per share of Acquiror Common Stock is greater than or equal to $15 but less than $20 then Acquiror shall issue 2,500,000 shares of Acquiror Common Stock to the Eligible Company Equityholders. If the value per share of Acquiror Common Stock is greater than or equal to $20 but less than $25 then Acquiror shall issue 5,000,000 shares of Acquiror Common Stock to the Eligible Company Equityholders. If the value per share of Acquiror Common Stock is greater than or equal to $25 then Acquiror shall issue 7,500,000 shares of Acquiror Common Stock to the Eligible Company Equityholders.

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

	As of June 30, 2024	As of December 31, 2023
Stock Price	$0.50	$1.65
Volatility	75%	60%
Risk free rate of return	4.40%	3.62%
Expected term (in years)	4.30	4.8

	As of June 30, 2024	As of December 31, 2023
Liability at beginning of the period	$1,964,000	$—
Assumed in the Business Combination	—	49,894,000
Change in fair value	(1,634,000)	(47,930,000)
Balance at end of the period	$330,000	$1,964,000

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

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred underwriting fees

Upon the consummation of the Business Combination, Spectaire assumed $5,635,000 of deferred underwriting fees related to PCCT’s initial public offering. On June 13, 2024, the Company entered into a settlement and release agreement with the underwriter, pursuant to which the Company will issue to the underwriter 1,000,000 warrants at an exercise price of $11.50 (the ‘Warrant Award”) and a pay a sum of $1,500,000 upon the closing of any financing transaction of at least $15,000,000. The Warrants shall bear the same terms as the existing warrants. The Warrant Award and cash payment will be accepted as full settlement of the $5,635,000 of deferred underwriting fees unless in the event of a bankruptcy proceeding the full amount will be claimed. On At June 30, 2024 and December 31, 2023, $1,535,000 and $5,635,000 are included as a current liability on the condensed consolidated balance sheets, respectively. At June 30, 2024, the warrants were not yet issued. As the agreement on June 13, 2024, legally released Spectaire to any further obligation above the $1,535,000, the Company reversed $4,099,500 as other income during the three and six months ended June 30, 2024.

AireCore™ Mass Spectrometer Program

On June 30, 2023, the Company entered into an agreement with a vendor in which the vendor will support the Company with a co-build of five Spectrometer facilities followed by documentation and assembly of 50 AireCore™ Mass Spectrometers at the vendor’s facility. The co-build, documentation and assembly is estimated to cost $276,834. On December 14, 2023, the Company entered into a further agreement with the vendor for a co-build of 30 additional spectrometers at an estimated cost of $122,743. As of June 30, 2024, a total of 52 (of which 31 are subject to testing internally and externally) units were built and 24 received back from testing were in progress. As of December 31, 2023, a total of 35 units were built and 45 were in progress. As of June 30, 2024 and December 31, 2023, a total cost of $371,367 and $272,198, respectively were incurred, of which $289,512 and $243,448, respectively is recorded as inventory, prior to any lower of cost or market adjustment, and the remaining amount is included in research and development costs in the condensed consolidated statement of operations.

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

Stock Purchase Agreement

On November 17, 2023, the Company entered into a Purchase Agreement with Keystone (the “Common Stock Purchase Agreement”), whereby the Company has the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the lesser of (i) an aggregate of $20 million of newly issued shares of common stock and (ii) the Exchange Cap, on the terms and subject to the conditions set forth in the Purchaser .. Unless earlier terminated, the shares of Common Stock that may be issued under the Common Stock Purchase Agreement may be sold by the Company to Keystone at its discretion until November 17, 2025. For the three and six months ended June 30, 2024, the Company sold 2,389,736 and 3,067,438 shares, respectively for total purchase price of $1,730,089 and 2,562,198, respectively to Keystone under this agreement.

Subscription Agreement

On March 18, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with an investor, pursuant to which the Company agreed to sell securities to the investor in a private placement. The Subscription Agreement provided for the sale and issuance by the Company of (i) an aggregate of 1,538,461 shares of the Company’s common stock and (ii) an accompanying warrant to purchase up to 1,538,461 shares of common stock at an exercise price of $1.30 per share, for aggregate gross proceeds of approximately $2.0 million, before deducting related expenses. The warrant is immediately exercisable and may be exercised at any time until March 18, 2027. The warrants meet the requirements under ASC 815 for equity classification and will be recorded and classified within the condensed consolidated statement of changes in stockholders’ deficit based on allocated proceeds upon the issuance of shares. As of June 30, 2024, $2,000,000 was received under this agreement and reported as investor deposit on the condensed consolidated balance sheet. As of June 30, 2024, there were no shares issued under this agreement.

SPECTAIRE HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Yorkville Standby Equity Purchase Agreement (SEPA)

On May 17, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville pursuant to which the Company has the right to sell to Yorkville up to $25 million of its shares of Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of shares of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Stock to Yorkville under the SEPA. While there is no mandatory minimum amount, the Company may not sell at any time the greater of (i) an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding a sale notice, and (ii) 500,000 shares of Common Stock. The shares of Common Stock delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of Common Stock during the three consecutive trading days commencing on the date of the delivery of the sale notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each notice below which the Company will not be obligated to make any sales to Yorkville. The net proceeds to the Company will depend on the frequency and prices at which the Company sells Common Stock to Yorkville.

Under applicable Nasdaq rules, in no event may the Company issue to Yorkville under the SEPA shares equal to greater than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average price per share paid by Yorkville for all of the shares of Common Stock that the Company directs Yorkville to purchase from the Company pursuant to the SEPA, if any, equals or exceeds the lower of (a) the official closing price of the Common Stock on Nasdaq immediately preceding the execution of the SEPA and (b) the average official closing price of the Common Stock on Nasdaq for the five consecutive trading days immediately preceding the execution of the SEPA, adjusted as required by Nasdaq so that the Exchange Cap limitation will not apply to issuances and sales of Common Stock pursuant to the SEPA. In addition, the Company may not issue or sell any shares of Common Stock to Yorkville under the SEPA which, when aggregated with all other shares of Common Stock then beneficially owned by Yorkville and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act, and Rule 13d-3 thereunder), would result in Yorkville beneficially owning more than 4.99% of the outstanding shares of Common Stock.

The SEPA will automatically terminate on the earliest to occur of (i) the 36-month anniversary of the date of the SEPA or (ii) the date on which it has been fully performed. The Company has the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Yorkville, provided that there are no outstanding notices for which shares of common stock need to be issued. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent. As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant the SEPA (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee equal to 233,644 shares, to be issued within three trading days of the date of the SEPA, and $125,000, to be paid on the three-month anniversary of the date of the SEPA. In May 2024, the Company paid the restructuring fee of $25,000 which is recorded as capital raise expense in the consolidated statement of operations for the three and six months ended June 30, 2024. As of June 30, 2024, there were no shares issued under this agreement. The fair value of $116,845 of the 233,644 shares payable as a commitment fee is recorded as a stock-based compensation expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2024 and the resultant liability is recorded in stock based compensation liability on the condensed consolidated balance sheet as of June 30, 2024.

Forgiveness of Legal Fees

Upon the consummation of the Business Combination, Spectaire assumed $6,115,563 of legal fees related to PCCT’s Business Combination transaction costs. On June 4, 2024, The Company and the vendor entered into an agreement pursuant to which the vendor will accept as full settlement of the debt $2,740,000 (the “Adjusted Legal Fees”) of which $370,000 is payable in Common Stock representing 1,000,000 shares (the “Stock Settlement’) and $2,370,000 is payable in cash (the “Cash Settlement”). The Vendor agreed to defer the Cash Settlement until the earlier of December 31, 2025 and the date of the consummation of a financing transaction in which the Company raises gross proceeds of at least $30 million (“Cash Settlement Repayment Terms”). Notwithstanding the Cash Settlement Repayment Terms, if the Company consummates a financing transaction prior to the Cash Settlement date, the Company shall repay to the vendor an amount equivalent to (1) the Cash Settlement multiplied by the gross proceeds from the financing transaction divided by $30 million. For the three and six months ended June 30, 2024, $0 was paid under this agreement and the balance of $ 2,740,000 is recorded as accrued legal fees on the condensed consolidated balance sheet. At June 30, 2024, the 1,000,000 shares were not yet issued under this agreement. As the agreement on June 4, 2024, legally released Spectaire to any further obligation above the $2,740,000, the Company reversed $3,375,563 as other income during the three and six months ended June 30, 2024.

Note 17 — Subsequent Events

The Company has evaluated and recognized or disclosed subsequent events, as appropriate, from the condensed consolidated balance sheet date through the date these condensed consolidated financial statements were available to be issued.

On August 5, 2024, the Company received a letter from the NASDAQ Stock Exchange (“NASDAQ”) Hearings Panel that, following the Company’s hearing before the Panel on July 23, 2024, NASDAQ has determined to delist the Company’s common stock and that trading in the Company’s securities will be suspended from NASDAQ at the open of trading on August 7, 2024. Since being delisted, the Company’s common stock and warrants have traded over-the-counter on the OTC Pink Sheets under the trading symbol “SPEC.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 included herein, our audited consolidated financial statements as of the year ended December 31, 2023 included in our annual report on Form 10-K, and other information included elsewhere in this report. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

AireCore™ is cloud-connected through mobile phone networks, enabling a continuous feed of emissions data. AireCore™ core software can also be upgraded over-the-air (“OTA”) smartphone-style, enabling continuous roll-out of features and improvements.

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

Business Combination

On January 16, 2023, PCCT entered into that certain Agreement and Plan of Merger (the “Merger Agreement”), with Perception Spectaire Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of PCCT (the “merger subsidiary”), and Legacy Spectaire, pursuant to which, on October 19, 2023, the merger subsidiary merged with and into Legacy Spectaire, with Legacy Spectaire surviving the merger as a wholly owned subsidiary of New Spectaire (together with the other transaction contemplated by the Merger Agreement, the “Business Combination”).

In connection with the consummation of the Business Combination, the Company changed its name from “Perception Capital Corp. II” to “Spectaire Holdings Inc.”

For additional information regarding the Business Combination, please see Note 1 to Unaudited Condensed Consolidated Financial Statements.

Recent Developments

Delisting from NASDAQ

On August 5, 2024, the Company received a letter from the NASDAQ Stock Exchange Hearings Panel that, following the Company’s hearing before the Panel on July 23, 2024, NASDAQ determined to delist the Company’s common stock. Trading in the Company’s securities was suspended from NASDAQ at the open of trading on August 7, 2024. The Company’s common stock is now quoted on the over-the-counter market (the “OTC”) under the Company’s existing trading symbol “SPEC” and its public warrants are traded under the existing trading symbol “SPECW.”

Leadership Changes

Following the Company’s delisting from NASDAQ, effective as of August 7, and transition to the OTC, the Company has determined to reduce the size of the Board, given the reduced regulatory requirements for companies traded on the OTC and to save on overhead costs. Frank Baldesarra and Jim Lambis have resigned from the board, effective as of August 16, and the board size has been reduced to five. In addition, Scott Honour has been appointed as interim Chief Financial Officer, effective as of August 13, and Chris Grossman replaced Brian Semkiw as Chief Executive Officer, effective as of August 23. Mr. Semkiw will remain with the Company as Chairman of the Board of Directors.

Joint Venture

On December 22, 2023, the Company entered into a joint venture agreement (the “Joint Venture”) with MLab Capital GmbH (“MLab”) and Spectaire Europe GmbH (“JVC”), a wholly owned subsidiary of MLab and an affiliate of a director of the Company. Under the Joint Venture, JVC is responsible for the marketing, sale and manufacture of the Company’s AirCore technology in Europe, the Middle East and South America. In accordance with the Joint Venture, the Company will consequently grant JVC an exclusive, non-sublicensable license to conduct such activities upon closing. In consideration for the rights granted by the Company to JVC, JVC agreed to pay to the Company an amount of $1.5 million. Pursuant to the Joint Venture’s payment schedule, JVC has paid the Company $500,000 as of December 31, 2023, which has been recorded as deferred revenue on the condensed consolidated balance sheet. The remaining $1.0 million in payments to the Company are contingent upon a third party’s approval of the AirCore technology’s effectiveness and the delivery of units specified thereunder. The Joint Venture did not commence operations as of June 30, 2024 and any financial accounts are not material to the consolidated condensed financial statements.

Subscription Agreement

On March 18, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with an investor, pursuant to which the Company agreed to sell securities to the investor in a private placement. The Subscription Agreement provided for the sale and issuance by the Company of (i) an aggregate of 1,538,461 shares of the Company’s common stock and (ii) an accompanying warrant to purchase up to 1,538,461 shares of common stock at an exercise price of $1.30 per share, for aggregate gross proceeds of approximately $2.0 million, before deducting related expenses. The warrant is immediately exercisable and may be exercised at any time until March 18, 2027. The warrants meet the requirements under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”) for equity classification and will be recorded and classified within the condensed consolidated statement of changes in stockholders’ deficit based on allocated proceeds upon the issuance of shares. As of June 30, 2024, $2,000,000 was received under this agreement and reported as investor deposit on the condensed consolidated balance sheet. As of June 30, 2024, there were no shares issued under this agreement.

Yorkville Standby Equity Purchase Agreement (SEPA)

On May 17, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville pursuant to which the Company has the right to sell to Yorkville up to $25.0 million of its shares of Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of shares of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Stock to Yorkville under the SEPA. While there is no mandatory minimum amount, the Company may not sell at any time the greater of (i) an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding a sale notice, and (ii) 500,000 shares of Common Stock. The shares of Common Stock delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of Common Stock during the three consecutive trading days commencing on the date of the delivery of the sale notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each notice below which the Company will not be obligated to make any sales to Yorkville. The net proceeds to the Company will depend on the frequency and prices at which the Company sells Common Stock to Yorkville.

Under applicable Nasdaq rules, in no event may the Company issue to Yorkville under the SEPA shares equal to greater than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average price per share paid by Yorkville for all of the shares of Common Stock that the Company directs Yorkville to purchase from the Company pursuant to the SEPA, if any, equals or exceeds the lower of (a) the official closing price of the Common Stock on Nasdaq immediately preceding the execution of the SEPA and (b) the average official closing price of the Common Stock on Nasdaq for the five consecutive trading days immediately preceding the execution of the SEPA, adjusted as required by Nasdaq so that the Exchange Cap limitation will not apply to issuances and sales of Common Stock pursuant to the SEPA. In addition, the Company may not issue or sell any shares of Common Stock to Yorkville under the SEPA which, when aggregated with all other shares of Common Stock then beneficially owned by Yorkville and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act, and Rule 13d-3 thereunder), would result in Yorkville beneficially owning more than 4.99% of the outstanding shares of Common Stock.

The SEPA will automatically terminate on the earliest to occur of (i) the 36-month anniversary of the date of the SEPA or (ii) the date on which it has been fully performed. The Company has the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Yorkville, provided that there are no outstanding notices for which shares of common stock need to be issued. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent. As of June 30, 2024, there were no shares issued under this agreement.

Subsidiary

On April 4, 2024, the Company incorporated Spectaire Canada Inc, a wholly owned Ontario, Canada corporation. As of June 30, 2024, Spectaire Canada Inc. has not commenced operations.

Asset Purchase Agreement

On June 14, 2024, Spectaire Canada entered into an asset purchase agreement with Corsario Ltd. (the “Vendor”) Pursuant to the agreement, the Vendor agrees to sell to Spectaire Canada all technology assets, documentation and other assets as detailed in the agreement. As consideration for the assets received, Spectaire Canada shall issue to the Vendor 1,500,000 shares of common stock on August 1, 2024 (the “Effective Date”).

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

The following tables set forth our condensed consolidated statement of operations for the three and six months ended June 30, 2024 and 2023, and the dollar and percentage change between the two periods:

	For the Three Months ended June 30,
	2024	2023	$ Change	% Change
Revenue	$-	$-	$-	-
Costs and expenses:
Sales and marketing	130,878	121,000	9,878	8%
General and administrative	1,393,505	2,172,883	(779,378)	(36)%
Research and development	568,394	646,323	(77,929)	(12)%
Depreciation Expense	8,969	3,734	5,235	140%
Total costs and expenses	2,101,746	2,943,940	(842,194)	(29)%
Operating loss	(2,101,746)	(2,943,940)	842,194	(29)%
Other income (expense):
Interest Income on marketable securities	-	27,684	(27,684)	100%
Interest Expense	(957,332)	(1,982,250)	1,024,918	(52)%
Capital raise finance charge	(181,000)	-	(181,000)	NM *
Change in fair value of forward purchase agreement	-	-	-	NM *
Change in fair value of earnout liabilities	281,000	-	281,000	NM *
Loss on initial issuance of warrants	-	(7,309,584)	7,309,584	(100)%
Gain on settlement of professional fees and deferred underwriting fees	7,475,063	-	7,475,063	NM *
Other income:	4,956	-	4,956	NM *
Income (loss) before income taxes	4,520,941	(12,208,090)	16,729,031	(137)%
Income tax expense	-	-	-	0%
Net (loss) income	$4,520,941	$(12,208,090)	$16,729,031	(137)%

NM* - Percentage change not meaningful

	For the Six Months ended June 30,
	2024	2023	$ Change	% Change
Revenue	$-	$-	$-	NM *
Costs and expenses:
Sales and marketing	262,169	226,000	36,169	16%
General and administrative	2,313,301	5,784,560	(3,471,259)	(60)%
Research and development	1,513,519	1,245,550	267,969	22%
Depreciation Expense	17,489	6,731	10,758	160%
Total costs and expenses	4,106,478	7,262,841	(3,156,363)	(43)%
Operating loss	(4,106,478)	(7,262,841)	3,156,363	(43)%
Other income (expense):
Interest Income on marketable securities	-	27,684	(27,684)	100%
Interest Expense	(3,336,652)	(2,019,904)	(1,316,748)	65%
Capital raise finance charge	(181,000)	-	(181,000)	NM *
Change in fair value of forward purchase agreement	515,750	-	515,750	NM *
Change in fair value of earnout liabilities	1,634,000	-	1,634,000	NM *
Loss on initial issuance of warrants	-	(7,309,584)	7,309,584	(100)%
Gain on settlement of professional fees and deferred underwriting fees	7,475,063	-	7,475,063	NM *
Other income	16,084	-	16,084	NM *
Income (loss) before income taxes	2,016,767	(16,564,645)	18,581,412	(112)%
Income tax expense	-	-	-	0%
Net (loss) income	$2,016,767	$(16,564,645)	$18,581,412	(112)%

NM* - Percentage change not meaningful

Sales and marketing

Sales and marketing increased by $9,878 or 8%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily related to an increase in personnel costs as Spectaire continues to develop and market its products and technology, partially offset by a decrease in consulting cost.

Sales and marketing increased by $36,169 or 16%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily related to an increase in personnel costs as Spectaire continues to develop and market its products and technology, partially offset by a decrease in consulting costs.

General and administrative expenses

General and administrative expenses decreased by $779,378 or 36%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily related to share-based compensation expense ($1,105,970) and legal expenses ($301,078), partially offset by an increase in personnel cost of $162,380 and an increase in insurance cost of $182,531.

General and administrative expenses decreased by $3,471,259 or 60%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily related to share-based compensation expense ($2,743,300), personnel costs ($847,681) and legal expenses ($312,104).

Research and development

Research and development decreased by $77,929 or 12% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily related to consulting fees ($60,000) and parts and material ($98,707), partially offset by the inventory mark -to- market adjustment loss as Spectaire continues to develop its products and technology ($81,837).

Research and development increased by $267,969 or 22% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily related to the inventory mark-to-market adjustment loss as Spectaire continues to develop its products and technology.

Depreciation expense

Depreciation expense increased by $5,235 or 140% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily related to depreciation on newly purchased lab equipment.

Depreciation expense increased by $10,758 or 160% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily related to depreciation on newly purchased lab equipment.

Interest income on marketable securities

Interest income decreased by $27,684 or 100% for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 primarily related to the liquidation of marketable securities in 2023.

Capital raise finance charge

Capital raise finance charge increased by $181,000 for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 primarily related the increase in financing transactions.

Interest expense

Interest expense decreased by $1,024,918 or 52% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily related to the amortization of discount relating to the warrants issued to Arosa ($1,625,000) in 2023, partially offset by the amortization of debt issuance cost ($556,198).

Interest expense increased by $1,316,748 or 65% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily related to amortization of discount relating to the warrants issued to Arosa ($1,950,000), partially offset by the amortization of debt issuance cost ($586,967).

Fair value of forward purchase agreements

Upon consummation of the Business Combination, Spectaire assumed $965,000 in liabilities in connection with Forward Purchase Agreements. The change in fair value of $515,750 during the six months ended June 30, 2024, respectively is recognized into earnings.

Fair value of earnout liabilities

Upon consummation of the Business Combination, Spectaire assumed $49,894,000 of earnout liabilities. The change in fair value of $281,000 and $1,634,000 is recognized into earnings for the three and six months ended June 30, 2024.

Loss on issuance of warrants

During the three and six months ended June 30, 2023, Spectaire recorded $7,309,584 of loss related to the initial issuance of the Arosa warrants.

Gain on settlement of professional fees

During the three and six months ended June 30, 2024, Spectaire negotiated reduction in underwriting and legal fees. As the company was legally released from their obligation, a gain on the settlement of the fees of $7,475,063 was recognized in earnings.

Other income

During the three and six months ended June 30, 2024, other income of $4,956 and $11,128, respectively, was primarily related to redemption of credit card cash rewards.

Net income (loss)

Net income was $4,520,941 for the three months ended June 30, 2024 compared to the net loss of $12,208,090 for the three months ended June 30, 2023. The change primarily relates to the gain on settlement of professional fee, decrease in loss on initial issuance of warrants, decrease in interest expense, a decrease in share-based compensation expense and changes in the fair value of earnout liabilities as discussed above.

Net income was $2,016,767 for the six months ended June 30, 2024 compared to the net loss of $16,564,645 for the six months ended June 30, 2023. The change primarily relates to the gain on settlement of professional fee, decrease in loss on initial issuance of warrants, a decrease in share-based compensation expense, a change in fair value of forward purchase agreement and changes in the fair value of earnout liabilities, partially offset by an increase in interest expense as discussed above.

Liquidity and capital resources

Historically, the Company’s primary sources of liquidity have been cash flows from contributions from founders or other investors. For the three and six months ended June 30, 2024, the Company reported an operating loss of $2.1 million and $4.1 million and negative cash flows from operations of $5.7 million for the six months ended June 30, 2024. As of June 30, 2024, the Company had an aggregate unrestricted cash balance of $94 thousands, a net working capital deficit of $21.7 million, and accumulated deficit of $25.2 million.

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

Pursuant to the Arosa Loan Agreement, Spectaire will pay to Arosa all expenses incurred by Arosa through and after September 30, 2023 relating to the Arosa Loan, provided that Spectaire will not be required to pay any fees of counsel to Arosa incurred on or prior to March 27, 2023 in excess of $200,000. For the six months ended June 30, 2024 and the year ended December 31, 2023, $0 and $119,576 was expensed for counsel fees under the Arosa Loan Agreement, respectively, of which $44,576 is included in accounts payable on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

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

On March 31, 2023, in accordance with the terms of the Arosa Loan Agreement, Spectaire agreed to issue to Arosa a warrant to purchase a number of shares of Spectaire Common Stock representing 10.0% of the outstanding number of shares of Spectaire Common Stock on a fully diluted basis as of March 31, 2023 at an exercise price of $0.01 per share, subject to adjustment as described in the Arosa Loan Agreement (the “Closing Date Warrant”). Pursuant to the Arosa Loan Agreement, Spectaire will, upon the closing of the Business Combination, issue an additional warrant to Arosa to purchase a number of shares of NewCo Common Stock equal to 5.0% of the outstanding number of shares of NewCo Common Stock on a fully diluted basis at an exercise price of $0.01 per share, subject to adjustment as described in the Arosa Loan Agreement (the “Additional Warrants”). Taken together after giving effect to the closing of the Business Combination, the shares of NewCo common stock underlying the Closing Date Warrant and the Additional Warrant will represent 10.3% of the outstanding number of shares of NewCo Common Stock on a fully diluted basis. On May 2, 2023, the Company issued Arosa the Closing Date Warrant to purchase 2,200,543 shares of common stock. As a result of the issuance of the Closing Date Warrant, which met the criteria for equity classification under applicable US GAAP, the Company recorded additional paid-in capital in the amount of $13.8 million which was the fair value of the warrants on the issuance date. As a result, the Company recognized a loss on initial issuance of Closing Date Warrants of $7.3 million and a debt discount of $6.5 million. The debt discount is accreted over the term of the loan and netted against the loan principal. As of June 30, 2024, the debt discount is fully accreted.

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

Pursuant to the Arosa Loan Agreement, on October 19, 2023, in connection with the closing of the Business Combination, the Company issued the Additional Warrant to Arosa to purchase 2,194,453 shares of Common Stock, subject to adjustment as described therein. Upon the issuance of the Additional Warrant, Arosa and the Company agreed to terminate and cancel the Closing Date Warrant. The shares of Common Stock underlying the Additional Warrant represented approximately 10.3% of the outstanding number of shares of Common Stock outstanding as of immediately following the consummation of the Business Combination on a fully diluted basis. As a result of the issuance of the warrant, which met the criteria for equity classification under applicable US GAAP, the Company recorded additional paid-in capital in the amount of $9.3 million which was the fair value of the warrants on the issuance date. As a result, the Company recognized a loss on initial issuance of warrants of $8.6 million and debt discount of $0.7 million. The debt discount is accreted over the term of the loan and netted against the loan principal. As of June 30, 2024, the debt discount is fully accreted.

The Arosa Loan and the Additional Advance matured on March 27, 2024 (the “Maturity Date”). On April 5, 2024, the Company entered into an amended loan agreement with Arosa with an effective date of March 27, 2024 (the “Amended Arosa Loan Agreement”). The Amended Arosa Loan Agreement extended the maturity date to June 1, 2024 and additional interest of $500,000 is payable to Arosa on the effective date of the agreement. In April 2024, the Company paid to Arosa $500,000 which is treated as a debt issuance cost and amortized over the term of the Amended Arosa Loan. For the three and six months ended June 30, 2024, $469,231 and $ 500,000 of amortized debt issuance cost is included in interest expense on the condensed consolidated statement of operations.

On June 1, 2024, the Company entered into a second amended agreement with Arosa (the “Second Amendment to the Arosa Loan Agreement”). The Second Amendment to the Arosa Loan Agreement extends the maturity date to August 30, 2024 and additional interest of $250,000 is payable to Arosa on the effective date of the agreement. Pursuant to the agreement, the Company shall repay the principal and interest on a bi-weekly basis in amounts equal 50% of net equity proceeds from capital raises. In June, the Company paid to Arosa $250,000 which is treated as a debt issuance cost and amortized over the term of the Second Amendment to the Arosa Loan. At June 30, 2024, $6.9 million of principal net of loan discount is reported in loan payable on the condensed consolidated balance sheet. At December 31, 2023, $5.2 million of principal net of loan discount is reported in loan payable on the condensed consolidated balance sheet.

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

The Convertible Promissory Notes bear interest at a rate of 6% per annum and subject to the conversion provisions, all principal and interest was due and payable on May 8, 2024. Effective upon the closing of a Qualified Financing (as defined below), all of the outstanding principal and interest under the Convertible Promissory Notes will automatically be converted into shares of the same class and series of capital stock of Spectaire issued to other investors in the Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to the lower of (i) the price per share of Qualified Financing Securities paid by the other investors in the Qualified Financing and (ii) the price per share that would have been paid by the investors in the Qualified Financing had the pre-money valuation of Spectaire been $17,900,000 (the “Valuation Cap”) (it being understood that, for purposes of clause (ii), the total number of securities of Spectaire outstanding shall be deemed to include all securities issuable upon the exercise or conversion of Spectaire Options or warrants then outstanding (including any securities reserved and available for future issuance under any equity incentive plan of Spectaire), but shall exclude any securities issuable upon conversion or cancellation of the Convertible Promissory Notes and any other indebtedness of Spectaire or similar instruments), in each case with any resulting fraction of a share rounded down to the nearest whole share. “Qualified Financing” means the first issuance or series of related issuances of capital stock by Spectaire after the date of the Convertible Promissory Note, with immediately available gross proceeds to Spectaire (excluding proceeds from this and any other indebtedness of Spectaire or similar instruments that convert into equity in such financing) of at least $2,500,000. Spectaire shall notify the holder in writing of the anticipated occurrence of a Qualified Financing at least five days prior to the closing date of the Qualified Financing. Each holder has agreed to execute and become party to all agreements that Spectaire reasonably requests in connection with such Qualified Financing.

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

Prior to the consummation of the Business Combination, on October 31, 2022, PCCT issued a convertible promissory note in the aggregate principal amount of up to $720,000 (the “Extension Loan”) to its sponsor. The Extension Loan was issued in connection with certain payments to be made by the sponsor into the PCCT trust account pursuant to PCCT’s amended and restated certificate of incorporation, to provide PCCT with an extension of the date by which it must consummate an initial business combination from November 1, 2022 to November 1, 2023 (the “Extension”). The contribution(s) and the Extension Loan do not bear interest. At the close of the Business Combination, there were insufficient funds in the PCCT trust to repay this loan and the Extension Loan was not converted at the close of the Business Combination. On April 10, 2023, PCCT amended the debt, increasing the aggregate principal amount of the extension loan up to $1,200,000. On October 17, 2023, PCCT amended the debt, extending the maturity date to one year following the consummation of the Business Combination unless converted at the close of the Business Combination. As the Extension Loan did not convert at the close of the Business Combination, the Company assumed the Extension Loan and as of June 30, 2024 and December 31, 2023, $574,815 is outstanding and recorded in convertible notes payable - related party on the condensed consolidated balance sheets.

On November 17, 2023, the Company entered into the Common Stock Purchase Agreement with Keystone whereby we have the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the lesser of (i) an aggregate of $20 million of newly issued shares of common stock and (ii) the Exchange Cap, on the terms and subject to the conditions set forth in the Common Stock Purchase Agreement. On November 17, 2023, the Company entered into a convertible note with an investor (the “Holder”) to the investor as settlement of the commitment fee related to the Common Stock Purchase Agreement, in the aggregate, $300,000 (the “New Convertible Promissory Notes”) which is recorded as capital raise expense in the consolidated statement of operations for the year ended December 31, 2023. The Convertible Promissory Notes bear interest at a rate of 5% per annum and subject to the conversion provisions, all principal and interest shall be due and payable on May 17, 2024. At the sole discretion of the Holder, the principal and accrued interest may be converted in part of whole into share of common stock of the company equivalent to the average dollar volume-weighted average price of a share of Common Stock during the five (5) trading day period ending on the trading day immediately prior to the date of the conversion notice (the “VWAP Price”). If the VWAP Price is less than $1.00, the VWAP Price shall be deemed to be $1.00. At June 30, 2024 and December 31, 2023, $0 and $300,000 owing under this promissory note is included on the condensed consolidated balance sheets at par.

On March 18, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with an investor, pursuant to which the Company agreed to sell securities to the investor in a private placement. The Subscription Agreement provided for the sale and issuance by the Company of (i) an aggregate of 1,538,461 shares of the Company’s common stock and (ii) an accompanying warrant to purchase up to 1,538,461 shares of common stock at an exercise price of $1.30 per share, for aggregate gross proceeds of approximately $2.0 million, before deducting related expenses. The warrant is immediately exercisable and may be exercised at any time until March 18, 2027. The warrants meet the requirements under ASC 815 for equity classification and will be recorded and classified within the condensed consolidated statement of changes in equity based on allocated proceeds upon the issuance of shares. In 2024, $2,000,000 was received under this agreement and reported as investor deposit on the condensed consolidated balance sheet. As of June 30, 2024, there were no shares issued under this agreement.

On May 17, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville pursuant to which the Company has the right to sell to Yorkville up to $25 million of its shares of Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of shares of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Stock to Yorkville under the SEPA. While there is no mandatory minimum amount, the Company may not sell at any time the greater of (i) an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding a sale notice, and (ii) 500,000 shares of Common Stock. The shares of Common Stock delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of Common Stock during the three consecutive trading days commencing on the date of the delivery of the sale notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each notice below which the Company will not be obligated to make any sales to Yorkville. The net proceeds to the Company will depend on the frequency and prices at which the Company sells Common Stock to Yorkville.

Under applicable Nasdaq rules, in no event may the Company issue to Yorkville under the SEPA shares equal to greater than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average price per share paid by Yorkville for all of the shares of Common Stock that the Company directs Yorkville to purchase from the Company pursuant to the SEPA, if any, equals or exceeds the lower of (a) the official closing price of the Common Stock on Nasdaq immediately preceding the execution of the SEPA and (b) the average official closing price of the Common Stock on Nasdaq for the five consecutive trading days immediately preceding the execution of the SEPA, adjusted as required by Nasdaq so that the Exchange Cap limitation will not apply to issuances and sales of Common Stock pursuant to the SEPA. In addition, the Company may not issue or sell any shares of Common Stock to Yorkville under the SEPA which, when aggregated with all other shares of Common Stock then beneficially owned by Yorkville and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act, and Rule 13d-3 thereunder), would result in Yorkville beneficially owning more than 4.99% of the outstanding shares of Common Stock.

The SEPA will automatically terminate on the earliest to occur of (i) the 36-month anniversary of the date of the SEPA or (ii) the date on which it has been fully performed. The Company has the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Yorkville, provided that there are no outstanding notices for which shares of common stock need to be issued. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent. As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant the SEPA (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee equal to 233,644 shares, to be issued within three trading days of the date of the SEPA, and $125,000, to be paid on the three-month anniversary of the date of the SEPA. In May 2024, the Company paid the restructuring fee of $25,000 which is recorded as capital raise expense in the consolidated statement of operations for the three and six months ended June 30, 2024. As of June 30, 2024, there were no shares issued under this agreement. The fair value of $116,845 of the 233,644 shares payable as a commitment fee is recorded as a stock based compensation in the condensed consolidated statement of operations for the three and six months ended June 30, 2024 and the resultant liability is recorded in stock based compensation liabilities on the condensed consolidated balance sheet.

Cash flows for the three and six months ended June 30, 2024 and 2023

The following table summarizes Spectaire’s cash flows from operating, investing and financing activities for the three and six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023
Net cash used in operating activities	$(5,746,143)	$(3,972,989)
Net cash used in investing activities	$(11,516)	$(1,958,754)
Net cash provided by financing activities	$5,508,811	$6,125,980

Cash flows used in operating activities

Net cash used in operating activities for the six months ended June 30, 2024 was $(5,746,143), primarily related to the Company’s operating loss of $4.1 million and a decrease in accounts payable and accrued expenses.

Net cash used in operating activities for the six months ended June 30, 2023 was $(3,972,989), primarily related to net loss for the six months ended June 30, 2024, partially offset by stock-based compensation expense, non-cash interest expense, loss on issuance of warrants and an increase in accounts payable and accrued expenses.

Cash flows used in investing activities

Net cash used in investing activities during the six months ended June 30, 2024 and 2023 was $(11,516) and $(1,958,758), respectively, driven by the purchases of lab equipment and the purchase of marketable securities net of sales in 2023.

Cash flows provided by financing activities

Net cash provided by financing activities during the six months ended June 30, 2024 was $5,508,811, consisting primarily of the proceeds received from the issuance of common stock, proceeds from forward purchase agreements, proceeds from loan and deposit from investor under a subscription agreement.

Net cash provided by financing activities during the six months ended June 30, 2023 was $6,125,980, consisting primarily of the proceeds received from the Arosa Loan and issuance of the convertible promissory notes.

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

Deferred underwriting fees

Upon the consummation of the Business Combination, Spectaire assumed $5,635,000 of deferred underwriting fees related to PCCT’s initial public offering. On June 13, 2024, the Company entered into a settlement and release agreement with the underwriter, pursuant to which the Company will issue to the underwriter 1,000,000 warrants at an exercise price of $11.50 (the ‘Warrant Award”) and a pay a sum of $1,500,000 upon the closing of any financing transaction of at least $15,000,000. The Warrants shall bear the same terms as the existing warrants. The Warrant Award and cash payment will be accepted as full settlement of the $5,635,000 of deferred underwriting fees unless in the event of a bankruptcy proceeding the full amount will be claimed. On At June 30, 2024 and December 31, 2023, $ 1,535,000 and $5,635,000 are included as a current liability on the condensed consolidated balance sheets, respectively. At June 30, 2024, the warrants were not yet issued. As the agreement on June 13, 2024, legally released Spectaire to any further obligation above the $1,535,000, the Company reversed $4,100,000 as other income during the three and six months ended June 30, 2024.

AireCore™ Mass Spectrometer Program

On June 30, 2023, the Company entered into an agreement with a vendor in which the vendor will support the Company with a co-build of five Spectrometer facilities followed by documentation and assembly of 50 AireCore™ Mass Spectrometers at the vendor’s facility. The co-build, documentation and assembly is estimated to cost $276,834. On December 14, 2023, the Company entered into a further agreement with the vendor for a co-build of 30 additional spectrometers at an estimated cost of $122,743. As of June 30, 2024, a total of 52 (of which 31 are subject to testing internally and externally) units were built and 24 received back from testing were in progress. As of December 31, 2023, a total of 35 units were built and 45 were in progress. As of June 30, 2024 and December 31, 2023, a total cost of $371,367 and $272,198, respectively were incurred, of which $289,512 and $243,448, respectively is recorded as inventory, prior to any lower of cost or market adjustment, and the remaining amount is included in research and development costs in the condensed consolidated statement of operations.

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

Stock Purchase Agreement

On November 17, 2023, the Company entered into a Purchase Agreement with Keystone (the “Common Stock Purchase Agreement”), whereby the Company has the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the lesser of (i) an aggregate of $20 million of newly issued shares of common stock and (ii) the Exchange Cap, on the terms and subject to the conditions set forth in the Purchaser .. Unless earlier terminated, the shares of Common Stock that may be issued under the Common Stock Purchase Agreement may be sold by the Company to Keystone at its discretion until November 17, 2025. For the three and six months ended June 30, 2024, the Company sold 2,389,736 and 3,067,438 shares, respectively for total purchase price of $1,730,089 and 2,562,198, respectively to Keystone under this agreement.

Subscription Agreement

On March 18, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with an investor, pursuant to which the Company agreed to sell securities to the investor in a private placement. The Subscription Agreement provided for the sale and issuance by the Company of (i) an aggregate of 1,538,461 shares of the Company’s common stock and (ii) an accompanying warrant to purchase up to 1,538,461 shares of common stock at an exercise price of $1.30 per share, for aggregate gross proceeds of approximately $2.0 million, before deducting related expenses. The warrant is immediately exercisable and may be exercised at any time until March 18, 2027. The warrants meet the requirements under ASC 815 for equity classification and will be recorded and classified within the condensed consolidated statement of changes in stockholders’ deficit based on allocated proceeds upon the issuance of shares. As of June 30, 2024, $2,000,000 was received under this agreement and reported as investor deposit on the condensed consolidated balance sheet. As of June 30, 2024, there were no shares issued under this agreement.

Yorkville Standby Equity Purchase Agreement (SEPA)

On May 17, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville pursuant to which the Company has the right to sell to Yorkville up to $25 million of its shares of Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of shares of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Stock to Yorkville under the SEPA. While there is no mandatory minimum amount, the Company may not sell at any time the greater of (i) an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding a sale notice, and (ii) 500,000 shares of Common Stock. The shares of Common Stock delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of Common Stock during the three consecutive trading days commencing on the date of the delivery of the sale notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each notice below which the Company will not be obligated to make any sales to Yorkville. The net proceeds to the Company will depend on the frequency and prices at which the Company sells Common Stock to Yorkville.

Under applicable Nasdaq rules, in no event may the Company issue to Yorkville under the SEPA shares equal to greater than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average price per share paid by Yorkville for all of the shares of Common Stock that the Company directs Yorkville to purchase from the Company pursuant to the SEPA, if any, equals or exceeds the lower of (a) the official closing price of the Common Stock on Nasdaq immediately preceding the execution of the SEPA and (b) the average official closing price of the Common Stock on Nasdaq for the five consecutive trading days immediately preceding the execution of the SEPA, adjusted as required by Nasdaq so that the Exchange Cap limitation will not apply to issuances and sales of Common Stock pursuant to the SEPA. In addition, the Company may not issue or sell any shares of Common Stock to Yorkville under the SEPA which, when aggregated with all other shares of Common Stock then beneficially owned by Yorkville and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act, and Rule 13d-3 thereunder), would result in Yorkville beneficially owning more than 4.99% of the outstanding shares of Common Stock.

The SEPA will automatically terminate on the earliest to occur of (i) the 36-month anniversary of the date of the SEPA or (ii) the date on which it has been fully performed. The Company has the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Yorkville, provided that there are no outstanding notices for which shares of common stock need to be issued. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent. As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant the SEPA (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee equal to 233,644 shares, to be issued within three trading days of the date of the SEPA, and $125,000, to be paid on the three-month anniversary of the date of the SEPA. In May 2024, the Company paid the restructuring fee of $25,000 which is recorded as capital raise expense in the consolidated statement of operations for the three and six months ended June 30, 2024. As of June 30, 2024, there were no shares issued under this agreement. The fair value of $116,845 of the 233,644 shares payable as a commitment fee is recorded as a stock based compensation in the condensed consolidated statement of operations for the three and six months ended June 30, 2024 and the resultant liability is recorded in stock based compensation liabilities on the condensed consolidated balance sheet.

Forgiveness of Legal Fees

Upon the consummation of the Business Combination, Spectaire assumed $6,115,563 of legal fees related to PCCT’s Business Combination transaction costs. On June 4, 2024, The Company and the vendor entered into an agreement pursuant to which the vendor will accept as full settlement of the debt $2,740,000 (the “Adjusted Legal Fees”) of which $370,000 is payable in Common Stock representing 1,000,000 shares (the “Stock Settlement’) and $2,370,000 is payable in cash (the “Cash Settlement”). The Vendor agreed to defer the Cash Settlement until the earlier of December 31, 2025 and the date of the consummation of a financing transaction in which the Company raises gross proceeds of at least $30 million (“Cash Settlement Repayment Terms”). Notwithstanding the Cash Settlement Repayment Terms, if the Company consummates a financing transaction prior to the Cash Settlement date, the Company shall repay to the vendor an amount equivalent to the Cash Settlement multiplied by the gross proceeds from the financing transaction divided by $30 million. For the three and six months ended June 30, 2024, $0 was paid under this agreement and the balance of $ 2,740,000 is recorded as accrued legal fees on the condensed consolidated balance sheet. At June 30, 2024, the 1,000,000 shares were not yet issued under this agreement. As the agreement on June 4, 2024, legally released Spectaire to any further obligation above the $2,740,000, the Company reversed $3,375,563 as other income during the three and six months ended June 30, 2024.

Off balance sheet arrangements

The Company was not a party to any off balance sheet arrangements as of and for the period ended June 30, 2024.

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

Inventories

Inventories consist of finished stock of spectrometer units built by the Company and recorded at the lower of cost or net realizable value and work-in-progress units measured at cost. The Company regularly reviews inventory quantities and records a provision for excess and/or obsolete inventory which reduces the cost basis of the inventory. There was no inventory reserve as of June 30, 2023 and December 31, 2023.

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

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record third-party logistics provider fees paid as an expense. The Company owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct the third-party logistics provider to return the Company’s inventories to any location specified by the Company. It is the Company’s responsibility to make any returns made by customers directly to logistic providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, fulfils the goods to the customer and can limit quantities or stop selling the goods at any time. Therefore, these fees such as shipping and handling expenses will be recorded within cost of goods sold as they are incurred and are not recorded as a reduction of revenue since.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Income (loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including restricted stock awards, restricted stock units, convertible notes, warrants and earn-out shares, to the extent dilutive. For the three and six months ended June 30, 2024, unvested restricted stock awards, restricted stock units, and warrants were included in the calculation of dilutive EPS using the treasury stock method; the convertible notes were included in the calculation of dilutive EPS using the if-converted method; and the earn-out shares would be included in the calculation of dilutive EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the earn-out period. For the three and six months ended June 30, 2024, all potentially dilutive securities were not included in the calculation of diluted net income (loss) per share as their effect would be anti-dilutive.

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

Concentration of Major Customers

As of June 30, 2024, Spectaire only had five anticipated customers in its initial pilot program, and Spectaire expects to depend upon a small number of customers for a substantial portion of its future revenue. Accordingly, a loss of any significant customer could have a material adverse effect on Spectaire’s financial condition and operating results. Spectaire cannot assure that (i) orders that may be completed, delayed, cancelled or reduced will be replaced with new business; (ii) the pilot customers will ultimately utilize Spectaire’s products and services; or (iii) the pilot customers will enter into additional contracts with Spectaire on acceptable terms or at all.

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

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. Bank deposits are held by accredited financial institutions and these deposits may at times be in excess of federally insured limits. The Company limits its credit risk associated with cash and cash equivalents by placing them with financial institutions that it believes are of high quality. The Company has not experienced any losses on its deposits of cash or cash equivalents. As of June 30, 2024, our cash was maintained with one financial institution in the United States in checking and savings accounts.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and material costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, inflation due to, among other things, geopolitical and macroeconomic events, such as the ongoing global military conflicts and related sanctions, as of June 30, 2024, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than general impacts on companies due to general economic and market conditions.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting, which pertain to internal controls over the recognition of share-based payment expense, the fair value of earnout liabilities and income taxes. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2024, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with the exception of the ongoing implementation of our plan to remediate the material weaknesses described above.

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

ITEM 1A. RISK FACTORS

On August 5, 2024, the Company received a letter from the NASDAQ Stock Exchange Hearings Panel that, following the Company’s hearing before the Panel on July 23, 2024, NASDAQ determined to delist the Company’s common stock. Trading in the Company’s securities was suspended from NASDAQ at the open of trading on August 7, 2024. The Company’s common stock is now quoted on the OTC under the Company’s existing trading symbol “SPEC” and its public warrants are traded under the existing trading symbol “SPECW.” The delisting may negatively impact the Company by, among other things, (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement in certain circumstances to offer and sell freely tradable securities, thereby preventing the Company from fully accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees.

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

Equity Line of Credit

On November 17, 2023, the Company entered into the Purchase Agreement (the “Purchase Agreement”) with Keystone Capital Partners, LLC, a Delaware limited liability company (“Keystone”), whereby the Company has the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to the lesser of (i) an aggregate of $20 million of newly issued shares of Common Stock and (ii) the Exchange Cap (as defined in the Purchase Agreement). Between January 1, 2024 and June 30, 2024, the Company issued and sold an aggregate of 677,702 shares of Common Stock to Keystone pursuant to the Purchase Agreement at an average price per share of $1.23, resulting in aggregate gross proceeds to the Company of approximately $832,177. These securities were issued pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Number	Description
3.1	Certificate of Incorporation of Spectaire Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
3.2	Bylaws of Spectaire Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 19, 2023).
10.1	Standby Equity Purchase Agreement, dated May 17, 2024 between Spectaire Holdings Inc and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2024)
10.2	Registration Rights Agreement, dated May 17, 2024, between Spectaire Holdings Inc. and YA IIPN, Ltd. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2024)
10.3	Second Amended Loan Agreement by and between Arosa Multi-Strategy Fund LP and Spectaire Holdings Inc., dated June 1, 2024
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within Inline XBRL document)

*	Filed or furnished herewith.

+	Indicates management contract or compensatory plan

#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

†	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

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

SPECTAIRE HOLDINGS INC.

August 19, 2024	By:	/s/ Brian Semkiw
Brian Semkiw
Chief Executive Officer

August 19, 2024	By:	/s/ Scott Honour
Scott Honour
Interim Chief Financial Officer